Form 10-Q
period 2014-09-30
PBF Finance Corp; PBF Holding Co LLC
filed 2014-11-13
CIK 1566097, 1566011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 333-186007
Commission File Number: 333-186007-07

PBF HOLDING COMPANY LLC
PBF FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE DELAWARE	27-2198168 45-2685067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
(973) 455-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

PBF Holding Company LLC	☐ Yes ☒ No
PBF Finance Corporation	☐ Yes ☒ No
(Note: As of January 1, 2014, each registrant was no longer subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; however, each registrant filed all reports required to be filed during the period it was subject to Section 13 or 15(d) of the Exchange Act.)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

PBF Holding Company LLC	☒ Yes ☐ No
PBF Finance Corporation	☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
PBF Holding Company LLC	☐	☐	☒	☐
PBF Finance Corporation	☐	☐	☒	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PBF Holding Company LLC	☐ Yes ☒ No
PBF Finance Corporation	☐ Yes ☒ No
PBF Holding Company LLC has no common stock outstanding. As of November 12, 2014 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
Explanatory Note
This Form 10-Q is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation ("PBF Finance"). PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC") and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Holding is an indirect subsidiary of PBF Energy Inc. ("PBF Energy"), which is the sole managing member of, and owner of an equity interest representing approximately 90.4% of the outstanding economic interest in, PBF LLC as of September 30, 2014. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. Prior periodic filings of PBF Holding and PBF Finance with the U.S. Securities and Exchange Commission ("SEC") for the periods March 31, 2013 through March 31, 2014 reflect a combined Form 10-Q and 10-K with PBF Energy.  As of June 30, 2014, PBF Holding and PBF Finance file periodic SEC filings separately from PBF Energy due to the change in the corporate structure related to the initial public offering of PBF Logistics LP ("PBFX"), a subsidiary of PBF LLC, and an affiliate of PBF Holding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995, of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2013 of PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2013 Annual Report on Form 10-K, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
• supply, demand, prices and other market conditions for our products;
• the effects of competition in our markets;
•changes in currency exchange rates, interest rates and capital costs;
• adverse developments in our relationship with both our key employees and unionized employees;
•our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;
•our substantial indebtedness;
•our supply and inventory intermediation arrangements expose us to counterparty credit and performance risk;
•termination of our Inventory Intermediation Agreements with J. Aron could have a material adverse effect on our liquidity, as we would be required to finance our refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron all volumes of products located at the Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility or ability to make distributions;
•our assumptions regarding payments arising under PBF Energy's tax receivable agreement and other arrangements relating to PBF Energy;
•our expectations and timing with respect to our acquisition activity;
•our expectations and timing with respect to our capital improvement and turnaround projects;
•the status of an air permit to transfer crude through the Delaware City refinery's dock;
•the impact of disruptions to crude or feedstock supply to any of our refineries, including disruptions due to problems at PBFX or with third party logistics infrastructure or operations, including pipeline, marine and rail transportation;
•the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail;
•adverse impacts related to any change by the federal government in the restrictions on exporting U.S. crude oil including relaxing limitations on the export of certain types of crude oil or condensates or the lifting of the restrictions entirely;
•market risks related to the volatility in the price of Renewable Identification Numbers ("RINS") required to comply with the Renewable Fuel Standards;
•adverse impacts from changes in our regulatory environment or actions taken by environmental interest groups;
•any decisions we make with respect to our energy-related logistical assets that may be contributed to PBFX; and
•the impact of the initial public offering of PBFX and our related commercial agreements on our relationships with our employees, customers and vendors and our credit rating and cost of funds.
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, including the securities laws of the United States, and we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$360,347	$76,970
Accounts receivable	698,399	596,647
Accounts receivable - affiliate	1,279	—
Inventories	1,787,465	1,445,517
Prepaid expense and other current assets	30,231	55,843
Total current assets	2,877,721	2,174,977

Property, plant and equipment, net	1,826,868	1,781,589
Deferred charges and other assets, net	284,396	262,479
Total assets	$4,988,985	$4,219,045

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$377,343	$402,293
Accounts payable - affiliate	5,277	—
Accrued expenses	1,391,790	1,210,945
Current portion of long-term debt	—	12,029
Deferred revenue	1,749	7,766
Total current liabilities	1,776,159	1,633,033

Delaware Economic Development Authority loan	8,000	12,000
Long-term debt	743,503	723,547
Intercompany notes payable	123,732	31,835
Other long-term liabilities	44,040	46,477
Total liabilities	2,695,434	2,446,892

Commitments and contingencies (Note 10)

Equity:
Member's equity	1,198,843	933,164
Retained earnings	1,108,630	853,527
Accumulated other comprehensive loss	(13,922)	(14,538)
Total equity	2,293,551	1,772,153
Total liabilities and equity	$4,988,985	$4,219,045

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$5,260,003	$4,858,880	$15,308,155	$14,335,020

Costs and expenses:
Cost of sales, excluding depreciation	4,685,652	4,663,697	13,776,574	13,394,777
Operating expenses, excluding depreciation	200,858	192,647	679,538	601,245
General and administrative expenses	34,786	22,653	103,505	71,888
Loss (gain) on sale of assets	18	(48)	(162)	(48)
Depreciation and amortization expense	67,686	27,435	135,417	81,530
	4,989,000	4,906,384	14,694,872	14,149,392

Income (loss) from operations	271,003	(47,504)	613,283	185,628

Other income (expense)
Change in fair value of catalyst leases	5,543	(2,363)	1,204	3,118
Interest expense, net	(24,031)	(26,363)	(75,704)	(69,712)
Net income (loss)	$252,515	$(76,230)	$538,783	$119,034

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$252,515	$(76,230)	$538,783	$119,034
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(160)	13	(75)	7
Net gain (loss) on pension and other postretirement benefits	242	108	691	324
Total other comprehensive income (loss)	82	121	616	331
Comprehensive income (loss)	$252,597	$(76,109)	$539,399	$119,365

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$538,783	$119,034
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	140,863	86,417
Stock-based compensation	4,725	2,750
Change in fair value of catalyst lease obligations	(1,204)	(3,118)
Non-cash change in inventory repurchase obligations	(31,602)	(13,362)
Pension and other post retirement benefit costs	16,462	12,654
Gain on disposition of property, plant and equipment	(162)	(48)

Changes in current assets and current liabilities:
Accounts receivable	(101,752)	(74,083)
Due to/from affiliates	3,998	14,721
Inventories	(378,538)	31,165
Prepaid assets and other current assets	25,612	(42,745)
Accounts payable	(76,008)	203,865
Accrued expenses	268,649	52,513
Deferred revenue	(6,017)	(208,661)
Other assets and liabilities	(15,740)	(18,375)
Net cash provided by (used in) operations	388,069	162,727

Cash flows from investing activities:
Expenditures for property, plant and equipment	(253,454)	(201,906)
Expenditures for deferred turnaround costs	(58,423)	(15,859)
Expenditures for other assets	(13,446)	(10,584)
Proceeds from sale of assets	74,343	30,826
Net cash used in investing activities	(250,980)	(197,523)

Cash flows from financing activities:
Proceeds from members' capital contributions	328,664	—
Distributions to members	(283,680)	(186,684)
Proceeds from intercompany notes payable	90,761	31,632
Proceeds from Rail Facility revolver borrowings	35,925	—
Proceeds from revolver borrowings	395,000	745,000
Repayments of revolver borrowings	(410,000)	(730,000)
Payment of contingent consideration related to acquisition of Toledo refinery	—	(21,357)
Deferred financing costs and other	(10,382)	(669)
Net cash provided by (used in) financing activities	146,288	(162,078)

Net increase (decrease) in cash and cash equivalents	283,377	(196,874)
Cash and equivalents, beginning of period	76,970	254,291
Cash and equivalents, end of period	$360,347	$57,417

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$4,000	$4,000
Accrued construction in progress and unpaid fixed assets	65,193	7,649
Distribution of assets to PBF Energy Company LLC	70,185	—

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC ("PBF Holding" or the "Company"), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC"). PBF Energy Inc. ("PBF Energy") is the sole managing member of, and owner of an equity interest representing approximately 90.4% of the outstanding economic interest in, PBF LLC as of September 30, 2014. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC ("DCR"), Delaware Pipeline Company LLC, PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF Holding’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the "Company".

On May 14, 2014, PBF Logistics LP ("PBFX"), a Delaware master limited partnership, completed its initial public offering (the "PBFX Offering") of 15,812,500 common units. PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. In connection with the PBFX Offering, PBF Holding distributed to PBF LLC the assets and liabilities of certain crude oil terminaling assets, which were immediately contributed by PBF LLC to PBFX. The assets were previously owned and operated by PBF Holding’s subsidiaries, Delaware City Refining Company LLC and Toledo Refining Company LLC. The initial assets distributed consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal” and together with DCR Rail Terminal, the “Contributed Assets”), which was part of PBF Holding’s Toledo, Ohio refinery. The Contributed Assets did not generate third party or intra-entity revenue prior to the PBFX Offering. The exchange for the Contributed Assets is described in the Contribution Agreement (as defined herein) (refer to Note 9 "Related Party Transactions" of our Notes to Condensed Consolidated Financial Statements).

Effective September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of DCR's wholly-owned subsidiary, Delaware City Terminaling Company II LLC ("DCT II"), which assets consist solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"), immediately prior to the contribution by PBF LLC of such equity interests to PBFX. The DCR West Rack was previously owned and operated by DCT II, and is located at the Company's Delaware City, Delaware refinery. The DCR West Rack has an estimated throughput capacity of approximately 40,000 barrels per day ("bpd"). The DCR West Rack, through ownership of DCT II, was subsequently acquired by PBFX as described in the Contribution Agreement dated September 16, 2014 (refer to Note 9 "Related Party Transactions" of our Notes to Condensed Consolidated Financial Statements).

Substantially all of the Company’s operations are in the United States. The Company’s three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 of PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

2. INVENTORIES
Inventories consisted of the following:

September 30, 2014
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$711,980	$53,247	$765,227
Refined products and blendstocks	642,919	343,112	986,031
Warehouse stock and other	36,207	—	36,207
	$1,391,106	$396,359	$1,787,465

December 31, 2013
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$518,599	$89,837	$608,436
Refined products and blendstocks	425,033	378,286	803,319
Warehouse stock and other	33,762	—	33,762
	$977,394	$468,123	$1,445,517

Inventory under inventory supply and intermediation arrangements includes certain crude oil stored at the Company’s Delaware City refinery's storage facilities that the Company will purchase as it is consumed in connection with its crude supply agreement; and light finished products sold to counterparties in connection with the intermediation agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.

At September 30, 2014 and December 31, 2013, the replacement value of inventories exceeded the LIFO carrying value by approximately $7,388 and $78,407, respectively.

3. IMPAIRMENT

In connection with the Company’s annual capital budgeting process, the Company determined that it would abandon a capital project at the Delaware City refinery related to the construction of a new hydrocracker (the “Hydrocracker Project”). The carrying value of the Hydrocracker Project was $28,508 and was included in Property, plant and equipment, net.
As part of the 2015 annual capital budgeting process, which began in the third quarter of 2014, all outstanding capital projects were evaluated for feasibility and economic viability. The Hydrocracker Project was undertaken to produce low-sulfur heating oil for certain states in which the Company conducts business. In connection with this capital budget evaluation and coinciding with the preparation of these interim condensed consolidated financial statements, the Company decided that it would pursue an alternative capital project. This alternative capital project entails changing existing oil flows and reconfiguring existing process units to produce the fuels necessary to meet low-sulfur heating oil standards. Based on initial production results as of September 30, 2014, it was determined that this alternative project would allow the Company to meet the demands for the new low-sulfur heating oil requirements while reducing the overall capital investment required as compared to the Hydrocracker Project. As such, it was determined that there would be no additional capital investment in the Hydrocracker Project and the full carrying value of the project was not recoverable as of September 30, 2014.

The total pre-tax impairment charge of $28,508 was recorded in depreciation and amortization expense during the three and nine month periods ended September 30, 2014. No additional cash expenditures will be required related to the Hydrocracker Project.

4. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	September 30, 2014	December 31, 2013
Deferred turnaround costs, net	$143,468	$119,383
Catalyst	79,026	88,964
Deferred financing costs, net	31,879	26,541
Restricted cash	13,618	12,117
Linefill	10,230	9,636
Intangible assets, net	424	653
Other	5,751	5,185
	$284,396	$262,479

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013
Inventory-related accruals	$822,733	$533,012
Inventory supply and intermediation arrangements	350,647	454,893
Accrued transportation costs	50,148	29,762
Accrued salaries and benefits	41,817	10,799
Excise and sales tax payable	22,372	42,814
Accrued utilities	15,813	25,959
Accrued construction in progress	14,135	33,747
Customer deposits	13,859	23,621
Accrued interest	9,282	22,570
Renewable energy credit obligations	4,481	15,955
Other	46,503	17,813
	$1,391,790	$1,210,945

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks in accordance with the Inventory Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. ("J. Aron"). A liability included in Inventory supply and intermediation arrangements is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.

Prior to July 1, 2013, the Company had the obligation to repurchase certain intermediates and lube products under its product offtake agreements with Morgan Stanley Capital Group Inc. (“MSCG”) that were held in the Company’s refinery storage tanks in Delaware City and Paulsboro. These offtake agreements with MSCG terminated in July 2013. A liability included in Accrued expenses was recorded at market price for the volumes held in storage consistent with the terms of the intermediation agreements with any change in the market price recorded in cost of sales.  The liability represented the amount the Company expected to pay to repurchase the volumes held in storage. The Company recorded a non-cash benefit of $0 and $20,248 related to this liability for the three and nine months ended September 30, 2013, respectively.

The Company is subject to obligations to purchase Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuels Standard. The Company's overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency ("EPA"). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

6. CREDIT FACILITIES

PBF Holding Revolving Credit Facility
On August 15, 2014, PBF Holding amended and restated the terms of its asset based revolving credit agreement ("Revolving Loan") to increase the maximum availability under the facility from $1,610,000 to $2,500,000. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Loans, depending on the Company's debt rating. The Revolving Loan's maturity has been extended to August 2019 and the sublimit for letters of credit has been increased from $1,000,000 to $1,500,000. In addition, an accordion feature allows for commitments of up to $2,750,000. The commitment fees on the unused portions, the interest rate on advances and the fees for letters of credit have also been reduced under the Revolving Loan. The Revolving Loan's covenants and other related terms have not materially changed due to the amendment and restatement. The Revolving Loan is available to be used for working capital and other general corporate purposes.

At September 30, 2014 and December 31, 2013, there was $0 and $15,000, respectively, outstanding under the Revolving Loan.

PBF Rail Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250,000 secured revolving credit agreement (the “Rail Facility”) with a consortium of eleven lenders, including Credit Agricole Corporate & Investment Bank (“CA-CIB”) as Administrative Agent. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars (the "Eligible Railcars") before December 2015.

The amount available to be advanced under the Rail Facility equals 70% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement. On the first anniversary of the closing, the advance rate adjusts automatically to 65%. The Rail Facility matures on March 31, 2016 and all outstanding advances must be repaid at that time. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.

At PBF Rail's election, advances bear interest at a rate per annum equal to one month LIBOR plus the Facility Margin for Eurodollar Loans, or the Corporate Base Rate plus the Facility Margin for Base Rate Loans (the Corporate Base Rate is equal to the higher of the prime rate as determined by CA-CIB, the Federal Funds Rate plus 50 basis points, or one month LIBOR plus 100 basis points), all as defined in the credit agreement. In addition, there is a commitment fee on the unused portion. Interest and fees are payable monthly.

The lenders received a perfected, first priority security interest in all of PBF Rail's assets, including but not limited to (i) the Eligible Railcars, (ii) all railcar marks and other intangibles, (iii) the rights of PBF Rail under the Transportation Services Agreement (“TSA”) entered into between PBF Rail and PBF Holding, (iv) the accounts of PBF Rail, and (v) proceeds from the sale or other disposition of the Eligible Railcars, including insurance proceeds. In addition, the lenders received a pledge of the membership interest of PBF Rail held by PBF Transportation Company LLC, a wholly-owned subsidiary of PBF Holding. The obligations of PBF Holding under the TSA are guaranteed by each of Delaware City Refining Company LLC, Paulsboro Refining Company LLC, and Toledo Refining Company LLC.

At September 30, 2014, there was $35,925 outstanding under the Rail Facility.

Catalyst Leases
In July 2014, the Company completed a new three year lease of the Platinum catalyst at the Toledo Refinery. The annual fixed interest rate is 1.99% and the annual lease expense is approximately $326. In addition, the short-term

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

catalyst bridge lease entered into in November 2013 was settled during the quarter with an immaterial gain recognized during the three and nine months ended September 30, 2014.

7. INCOME TAXES
PBF Holding is a limited liability company treated as a "flow-through" entity for income tax purposes. Accordingly, there is no benefit or provision for federal or state income tax in the PBF Holding financial statements.

8. INTERCOMPANY NOTES PAYABLE
As of September 30, 2014, PBF Holding had outstanding notes payable with PBF Energy and PBF LLC for an aggregate principal amount of $123,732 ($31,835 as of December 31, 2013). The notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium.

9. RELATED PARTY TRANSACTIONS

PBF Holding entered into agreements with PBFX that establish fees for certain general and administrative services, and operational and maintenance services provided by the Company to PBFX. In addition, the Company executed terminal services agreements with PBFX under which PBFX provides commercial transportation and terminaling services to the Company.

Contribution Agreements
On May 8, 2014, PBFX, PBF GP, PBF Energy, PBF LLC, PBF Holding, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC ("Delaware City Terminaling") and Toledo Refining Company LLC ("TRC") entered into the Contribution and Conveyance Agreement (the “Contribution Agreement”). On May 14, 2014, concurrent with the closing of the PBFX Offering, the following transactions occurred pursuant to the Contribution Agreement:

•	DCR distributed all of the interests in Delaware City Terminaling and TRC distributed the Toledo Truck Terminal, in each case, to PBF Holding at their historical cost.

•
PBF Holding contributed, at their historical cost, (i) all of the interests in Delaware City Terminaling and (ii) the Toledo Truck Terminal to PBFX in exchange for (a) 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in PBFX, (b) all of PBFX’s incentive distribution rights, (c) the right to receive a distribution of $30,000 from PBFX as reimbursement for certain preformation capital expenditures attributable to the contributed assets, and (d) the right to receive a distribution of $298,664; and in connection with the foregoing, PBFX redeemed PBF Holding’s initial partner interests in PBFX for $1.

•
PBF Holding distributed to PBF LLC (i) its interest in PBF GP, (ii) the common units, subordinated units and incentive distribution rights, (iii) the right to receive a distribution of $30,000 as reimbursement for certain preformation capital expenditures, and (iv) the right to receive a distribution of $298,664.

Effective September 30, 2014, PBF LLC and PBFX closed the Contribution Agreement (the "Contribution Agreement II"), dated September 16, 2014. Pursuant to the terms of the Contribution Agreement II, PBF Holding distributed to PBF LLC all of the equity interests of DCT II, which assets consist solely of the DCR West Rack, immediately prior to the transfer of such equity interests by PBF LLC to PBFX. The DCR West Rack was previously owned and operated by PBF Holding’s subsidiary, DCT II, and is located at the Company's Delaware City, Delaware refinery. PBFX paid to PBF LLC total consideration of $150,000, consisting of $135,000 of cash and $15,000 of PBFX common units in exchange for the DCR West Rack.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

Commercial Agreements
PBF Holding entered into long-term, fee-based agreements with PBFX (for rail and truck terminaling services), subject to minimum volume commitments. Under these agreements, PBFX provides various rail and truck terminaling services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes of crude oil. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to subsidiaries of PBF Energy.
Delaware City Rail Terminaling Services Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a rail terminaling services agreement with PBFX to obtain terminaling services at the DCR Rail Terminal (the “DCR Terminaling Agreement”). Under the DCR Terminaling Agreement, PBF Holding was obligated to throughput aggregate volumes of crude oil of at least 75,000 bpd through September 30, 2014 and of at least 85,000 bpd for each quarter thereafter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel to the extent volumes exceed the minimum throughput commitment. PBF Holding also pays PBFX for providing related ancillary services at the terminal that are specified in the agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement. The agreement will terminate on the first December 31st following the seventh anniversary and may be extended, at PBF Holding's option, for up to two additional five-year terms.
For the three and nine months ended September 30, 2014, PBF Holding paid PBFX $13,800 and $21,000, respectively, for fees related to the DCR Terminaling Agreement.
Toledo Truck Unloading & Terminaling Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a truck unloading and terminaling services agreement with PBFX to obtain terminaling services at the Toledo Truck Terminal (“Toledo Terminaling Agreement”). Under the Toledo Terminaling Agreement, PBF Holding was obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement. The agreement will terminate on the first December 31st following the seventh anniversary and may be extended, at PBF Holding's option, for up to two additional five-year terms.
For the three and nine months ended September 30, 2014, PBF Holding paid PBFX $944 and $1,526, respectively, for fees related to the Toledo Terminaling Agreement.
Delaware City West Ladder Rack Terminaling Services Agreement
On October 1, 2014, PBF Holding and DCT II entered into an approximately seven year terminaling services agreement (the “West Ladder Rack Terminaling Agreement”) under which PBFX, through DCT II, provides rail terminaling services to PBF Holding. DCT II, immediately following the closing of the Contribution Agreement II, was merged with and into Delaware City Terminaling, a wholly-owned subsidiary of PBFX, with all property,

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

rights, liabilities and obligations of DCT II vesting in Delaware City Terminaling as the surviving company. The agreement may be extended by PBF Holding for two additional five year periods. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 40,000 bpd for a terminaling service fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment, and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the West Ladder Rack Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.
For the three and nine months ended September 30, 2014, PBF Holding paid PBFX no fees related to the West Ladder Rack Terminaling Agreement.

Amended and Restated Omnibus Agreement
PBF Holding entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among PBFX, PBF GP, PBF LLC and PBF Holding for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions.
The Omnibus Agreement addresses the following matters:

•
PBFX’s obligation to pay PBF LLC an administrative fee, initially in the amount of $2,300 per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under the First Amended and Restated Agreement of Limited Partnership of PBFX (the "Partnership Agreement"));

•	PBFX’s obligation to reimburse PBF LLC for the salaries and benefits costs of employees who devote more than 50% of their time to PBFX, which we currently estimate will be $900 annually;

•	PBFX’s agreement to reimburse PBF LLC for all other direct or allocated costs and expenses incurred by PBF LLC on PBFX’s behalf;

•	PBF LLC’s agreement not to compete with PBFX under certain circumstances, subject to certain exceptions;

•
PBFX’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions;

•	a license to use the PBF Logistics trademark and name; and

•
PBF Holding’s agreement to reimburse PBFX for certain expenditures up to $20,000 per event (net of any insurance recoveries) related to the Contributed Assets for a period of five years after the closing of the PBFX Offering, and PBFX agreement to bear the costs associated with the expansion of the DCR Rail Terminal crude unloading capability. The liability arising from this agreement is classified as "Accounts Payable - Affiliate" on the PBF Holding consolidated balance sheet.

On September 30, 2014, the Omnibus Agreement was amended and restated in connection with the Contribution Agreement II (the “Amended and Restated Omnibus Agreement”). The annual fee payable under the Amended and Restated Omnibus Agreement increased from $2,300 to $2,525 as a result of the inclusion of the DCR West Rack.
For the three and nine months ended September 30, 2014, PBF Holding received from PBFX $800 and $1,222, respectively, for fees related to the Omnibus Agreement.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

Amended and Restated Operation and Management Services and Secondment Agreement
PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement (the “Services Agreement”) with PBFX, pursuant to which PBF Holding and its subsidiaries will provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX will reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, PBFX will pay an annual fee of $490 to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30 days’ notice.
On September 30, 2014, the Service Agreement was amended and restated in connection with the Contribution Agreement II (the “Amended and Restated Service Agreement”). The annual fee payable under the Amended and Restated Service Agreement increased from $490 to $797 (indexed for inflation) as a result of the inclusion of the DCR West Rack.
For the three and nine months ended September 30, 2014, PBF Holding received from PBFX $125 and $191 for fees related to the Services Agreement.

10. COMMITMENTS AND CONTINGENCIES
Environmental Matters
The Company’s refineries are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and the compositions of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the refineries, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities.

In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $10,823 recorded as of September 30, 2014 ($9,869 as of December 31, 2013) represents the present value of expected future costs discounted at a rate of 8%. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. A trust fund related to this liability in the amount of $12,118, acquired in the Paulsboro acquisition, is recorded as restricted cash in Deferred charges and other assets, net as of September 30, 2014 and December 31, 2013.

In connection with the acquisition of the Delaware City assets, Valero Energy Corporation ("Valero") remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.

In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco, Inc. (R&M) ("Sunoco") remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011.

In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur.  As of July 1, 2014, five additional Northeastern states began requiring heating oils with 500 PPM or less sulfur.  All of the heating oil

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

the Company currently produces meets these specifications.  The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.

The EPA issued the final Tier 3 Gasoline standards on March 3, 2014 under the Clean Air Act. This final rule establishes more stringent vehicle emission standards and further reduces the sulfur content of gasoline starting in January of 2017.  The new standard is set at 10 PPM sulfur in gasoline on an annual average basis starting January 1, 2017, with a credit trading program to provide compliance flexibility. The EPA responded to industry comments on the proposed rule and maintained the per gallon sulfur cap on gasoline at the existing 80 PPM cap. The standards set by the new rule are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013. The EPA did not meet this requirement but has released proposed standards for 2014. In the proposed standards the EPA responded to the industry discussion around the apparent infeasibility of compliance in 2014 if the EPA issued standards following the requirements of the Energy Independence and Security Act.  The EPA indicated it may use its waiver authority under the RFS 2 program ("RFS 2") and set standards for renewable fuel recognizing the practical constraints in requiring ethanol blending into gasoline above 10%. The EPA also indicated it may reduce the advanced biofuel requirement and hold constant the biomass based diesel requirements at the 2013 level. The cellulosic requirement may be increased over the 2013 volume and, as has been the case in each of the prior years, the EPA would likely be overstating the actual production. Renewable fuel groups have been vocal in advocating changes to the proposed standards in general due to the lower volumes mandated. The EPA has submitted the final rule to the Office of Management and Budget. When they are issued, the final standards may have a material impact on the Company's cost of compliance with RFS 2.

On September 12, 2012, the EPA issued final amendments to the New Source Performance Standards ("NSPS") for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares.  The Company has evaluated the impact of the regulation and amended standards on its refinery operations and currently does not expect the cost to comply to be material.

In addition, the EPA proposed a Final Rule to the Clean Water Act ("CWA") Section 316(b) regarding cooling water intake structures. The next phase will include requirements for petroleum refineries.  The rule has been published by the EPA and becomes effective in October 2014. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but gives state agencies the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.

On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding a permit DCR obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State have filed cross-appeals. Briefs have been filed in this appeal and the court issued a stay until briefs are filed in the second appeal. A hearing on the second appeal before the Environmental Appeals Board (the “EAB”), case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs were submitted in the third quarter. If the Appellants in one or both of these matters ultimately prevail, the outcome may have a material adverse effect on our financial condition, results of operations or cash flows.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

The Company is also currently subject to certain other existing environmental claims and proceedings. The Company believes that there is only a remote possibility that future costs related to any of these other known contingent liability exposures would have a material impact on its financial position, results of operations or cash flows.

PBF LLC Limited Liability Company Agreement
The holders of limited liability company interests in PBF LLC, including PBF Energy, generally have to include for purposes of calculating their U.S. federal, state and local income taxes their share of any taxable income of PBF LLC, regardless of whether such holders receive cash distributions from PBF LLC. PBF Energy ultimately may not receive cash distributions from PBF LLC equal to its share of such taxable income or even equal to the actual tax due with respect to that income. For example, PBF LLC is required to include in taxable income PBF LLC’s allocable share of PBFX’s taxable income and gains (such share to be determined pursuant to the partnership agreement of PBFX), regardless of the amount of cash distributions received by PBF LLC from PBFX, and such taxable income and gains will flow-through to PBF Energy to the extent of its allocable share of the taxable income of PBF LLC. As a result, at certain times, the amount of cash otherwise ultimately available to PBF Energy on account of its indirect interest in PBFX may not be sufficient for PBF Energy to pay the amount of taxes it will owe on account of its indirect interests in PBFX.
Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

Tax Receivable Agreement
PBF Energy (the Company's indirect parent) entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B Unit holders (the “Tax Receivable Agreement”) that provides for the payment by PBF Energy to such persons of an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis, as described below, and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefits deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of purchases or exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless: (i) PBF Energy exercises its right to terminate the Tax Receivable Agreement, (ii) PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or (iii) certain changes of control occur, in which case all obligations under the Tax Receivable Agreement will generally be accelerated and due as calculated under certain assumptions.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or the Company. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 90.4% interest in PBF LLC as of September 30, 2014 (40.9% as of December 31, 2013). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$5,134	$3,699	$14,276	$11,096
Interest cost	616	248	1,787	744
Expected return on plan assets	(546)	(138)	(1,609)	(414)
Amortization of prior service costs	13	3	26	9
Amortization of loss	277	105	757	315
Net periodic benefit cost	$5,494	$3,917	$15,237	$11,750

	Three Months Ended September 30,		Nine Months Ended September 30,
Post Retirement Medical Plan	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$269	$181	$747	$544
Interest cost	125	84	353	251
Amortization of prior service costs	52	—	107	—
Amortization of gain	—	—	(4)	—
Net periodic benefit cost	$446	$265	$1,203	$795

12. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2014 and December 31, 2013.
We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. We have posted cash margin with various counterparties to support hedging and trading activities. The cash margin posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default. We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

	As of September 30, 2014
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,557	$—	$—	$5,557	N/A	$5,557
Non-qualified pension plan assets	5,468	—	—	5,468	N/A	5,468
Commodity contracts	261,041	10,597	13,046	284,684	(232,671)	52,013
Derivatives included with intermediation agreement obligations	—	35,959	—	35,959	—	35,959
Derivatives included with inventory supply arrangement obligations	—	1,482	—	1,482	—	1,482

Liabilities:
Catalyst lease obligations	—	39,325	—	39,325	N/A	39,325
Commodity contracts	228,141	6,262	—	234,403	(232,671)	1,732

	As of December 31, 2013
	Fair Value Hierarchy			Total
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,857	$—	$—	$5,857
Non-qualified pension plan assets	4,905	—	—	4,905
Commodity contracts	4,252	6,681	—	10,933
Derivatives included with inventory intermediation agreement obligations	—	6,016	—	6,016

Liabilities:
Commodity contracts	—	6,989	23,365	30,354
Catalyst lease obligations	—	53,089	—	53,089
Derivatives included with inventory supply arrangement obligations	—	177	—	177

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within cash and cash equivalents.

•
Non-qualified pension plan assets categorized in Level 1 of the fair value hierarchy are measured at fair value using a market approach based on published net asset values of mutual funds and included within Deferred charges and other assets, net.

•
The commodity contracts categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted prices in an active market. The commodity contracts categorized in Level 2 of the fair value hierarchy are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.

•
The commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

are not readily available due to market illiquidity. The forward price used to value these swaps was derived using broker quotes, prices from other third party sources and other available market based data.

•
The derivatives included with inventory supply arrangement obligations, derivatives included with inventory intermediation agreement obligations and the catalyst lease obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$2,689	$—	$(23,365)	$21,358
Purchases	—	—	—	—
Settlements	(9,020)	—	(5,353)	(21,358)
Unrealized gain included in earnings	19,377	—	41,764	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$13,046	$—	$13,046	$—

There were no transfers between levels during the three and nine months ended September 30, 2014 and 2013, respectively.
Fair value of debt
The table below summarizes the fair value and carrying value as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Senior secured notes (a)	$668,253	$687,169	$667,487	$697,568
Revolving Loan (b)	—	—	15,000	15,000
Rail Facility (b)	35,925	35,925	—	—
Catalyst leases (c)	39,325	39,325	53,089	53,089
	743,503	762,419	735,576	765,657
Less - Current maturities	—	—	12,029	12,029
Long-term debt	$743,503	$762,419	$723,547	$753,628

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the senior secured notes.
(b) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company's liability is directly impacted by the change in fair value of the underlying catalyst.

13. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreements contain purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements commencing in July 2013 that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of September 30, 2014, there were 540,556 barrels of crude oil and feedstocks (838,829 barrels at December 31, 2013) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2013) outstanding under these derivative instruments not designated as hedges. As of September 30, 2014, there were 3,342,545 barrels of intermediates and refined products (3,274,047 barrels at December 31, 2013) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2013) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2014, there were 63,894,000 barrels of crude oil and 1,052,000 barrels of refined products (43,199,000 and 0, respectively, as of December 31, 2013), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

The following tables provide information about the fair values of these derivative instruments as of September 30, 2014 and December 31, 2013 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
September 30, 2014:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$1,482
Derivatives included with the intermediation agreement obligations	Accrued expenses	$35,959
December 31, 2013:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$(177)
Derivatives included with the intermediation agreement obligations	Accrued expenses	$6,016

Derivatives not designated as hedging instruments:
September 30, 2014:
Commodity contracts	Accounts receivable	$52,013
Commodity contracts	Accrued expenses	$(1,732)
December 31, 2013:
Commodity contracts	Accrued expenses	$(19,421)

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended September 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$2,729
Derivatives included with the intermediation agreement obligations	Cost of sales	$20,900
For the three months ended September 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(4,015)
Derivatives included with the intermediation agreement obligations	Cost of sales	$29,563
For the nine months ended September 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$1,660
Derivatives included with the intermediation agreement obligations	Cost of sales	$29,942
For the nine months ended September 30, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(6,886)
Derivatives included with the intermediation agreement obligations	Cost of sales	$29,563

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2014:
Commodity contracts	Cost of sales	$70,624
For the three months ended September 30, 2013:
Commodity contracts	Cost of sales	$(23,843)
For the nine months ended September 30, 2014:
Commodity contracts	Cost of sales	$101,902
For the nine months ended September 30, 2013:
Commodity contracts	Cost of sales	$(9,894)

Hedged items designated in fair value hedges:
For the three months ended September 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$(2,729)
Intermediate and refined product inventory	Cost of sales	$(20,900)
For the three months ended September 30, 2013:
Crude oil and feedstock inventory	Cost of sales	$3,127
Intermediate and refined product inventory	Cost of sales	$(29,563)
For the nine months ended September 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$(1,660)
Intermediate and refined product inventory	Cost of sales	$(29,942)
For the nine months ended September 30, 2013:
Crude oil and feedstock inventory	Cost of sales	$(378)
Intermediate and refined product inventory	Cost of sales	$(29,563)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

The Company had no ineffectiveness related to the Company's fair value hedges for the three and nine months ended September 30, 2014 and a loss of $888 and $7,264 for the three and nine months ended September 30, 2013, which was recorded in cost of sales. Gains and losses due to ineffectiveness, resulting from the difference in the forward and spot rates of the underlying crude inventory related to the derivatives included with inventory supply arrangement obligations, were excluded from the assessment of hedge effectiveness.

14. SUBSEQUENT EVENTS
Distributions
On October 29, 2014, PBF Energy, PBF Holding's indirect parent, declared a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on November 25, 2014 to PBF Energy Class A common stockholders of record at the close of business on November 10, 2014. PBF Holding intends to make a distribution of $27,757 to PBF LLC, which in turn will make pro-rata distributions to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining Company LLC, Delaware Pipeline Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the senior secured notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer.” The indenture dated February 9, 2012, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries.” PBF Rail Logistics Company LLC, PBF Transportation Company LLC and PBF Energy Limited are consolidated subsidiaries of the Company that are not guarantors of the senior secured notes.

The senior secured notes were co-issued by PBF Finance. For purposes of the following footnote, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following supplemental combining and condensed consolidating financial information reflects the Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries, the combining and consolidating adjustments and eliminations and the Issuer’s consolidated accounts for the dates and periods indicated. For purposes of the following combining and consolidating information, the Issuer’s Investment in its subsidiaries and the Guarantor Subsidiaries’ Investment in its subsidiaries are accounted for under the equity method of accounting.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	September 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$357,793	$—	$4,972	$(2,418)	$360,347
Accounts receivable	657,490	9,038	31,871	—	698,399
Accounts receivable - affiliate	381	898	—	—	1,279
Inventories	1,140,238	566,600	80,627	—	1,787,465
Prepaid expense and other current assets	23,668	6,563	—	—	30,231
Due from related parties	14,336,236	18,349,820	383,844	(33,069,900)	—
Total current assets	16,515,806	18,932,919	501,314	(33,072,318)	2,877,721

Property, plant and equipment, net	72,517	1,698,909	55,442	—	1,826,868
Investment in subsidiaries	2,932,907	—	—	(2,932,907)	—
Deferred charges and other assets, net	36,584	245,017	2,795	—	284,396
Total assets	$19,557,814	$20,876,845	$559,551	$(36,005,225)	$4,988,985

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$281,814	$73,776	$24,171	$(2,418)	$377,343
Accounts payable - affiliate	5,246	31	—	—	5,277
Accrued expenses	739,458	514,377	137,955	—	1,391,790
Current portion of long-term debt	—	—	—	—	—
Deferred revenue	1,749	—	—	—	1,749
Due to related parties	15,426,541	17,312,136	331,223	(33,069,900)	—
Total current liabilities	16,454,808	17,900,320	493,349	(33,072,318)	1,776,159

Delaware Economic Development Authority loan	—	8,000	—	—	8,000
Long-term debt	668,253	39,325	35,925	—	743,503
Intercompany notes payable	123,732	—	—	—	123,732
Other long-term liabilities	17,470	26,570	—	—	44,040
Total liabilities	17,264,263	17,974,215	529,274	(33,072,318)	2,695,434

Commitments and contingencies

Equity:
Member's equity	1,198,843	804,003	22,990	(826,993)	1,198,843
Retained earnings (accumulated deficit)	1,108,630	2,097,011	7,287	(2,104,298)	1,108,630
Accumulated other comprehensive (loss) income	(13,922)	1,616	—	(1,616)	(13,922)
Total equity	2,293,551	2,902,630	30,277	(2,932,907)	2,293,551
Total liabilities and equity	$19,557,814	$20,876,845	$559,551	$(36,005,225)	$4,988,985

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	December 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$76,179	$791	$—	$—	$76,970
Accounts receivable	588,385	8,262	—	—	596,647
Inventories	818,007	627,510	—	—	1,445,517
Prepaid expense and other current assets	49,251	6,592	—	—	55,843
Due from related parties	11,807,063	16,600,151	—	(28,407,214)	—
Total current assets	13,338,885	17,243,306	—	(28,407,214)	2,174,977

Property, plant and equipment, net	60,746	1,720,843	—	—	1,781,589
Investment in subsidiaries	3,584,622	—	—	(3,584,622)	—
Deferred charges and other assets, net	27,923	234,556	—	—	262,479
Total assets	$17,012,176	$19,198,705	$—	$(31,991,836)	$4,219,045

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$307,612	$94,681	$—	$—	$402,293
Accrued expenses	606,388	604,557	—	—	1,210,945
Current portion of long-term debt	—	12,029	—	—	12,029
Deferred revenue	7,766	—	—	—	7,766
Due to related parties	13,589,263	14,817,951	—	(28,407,214)	—
Total current liabilities	14,511,029	15,529,218	—	(28,407,214)	1,633,033

Delaware Economic Development Authority loan	—	12,000	—	—	12,000
Long-term debt	682,487	41,060	—	—	723,547
Intercompany notes payable	31,835	—	—	—	31,835
Other long-term liabilities	14,672	31,805	—	—	46,477
Total liabilities	15,240,023	15,614,083	—	(28,407,214)	2,446,892

Commitments and contingencies

Equity:
Member's equity	933,164	667,173	—	(667,173)	933,164
Retained earnings	853,527	2,915,720	—	(2,915,720)	853,527
Accumulated other comprehensive (loss) income	(14,538)	1,729	—	(1,729)	(14,538)
Total equity	1,772,153	3,584,622	—	(3,584,622)	1,772,153
Total liabilities and equity	$17,012,176	$19,198,705	$—	$(31,991,836)	$4,219,045

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30, 2014
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$5,258,747	$462,817	$385,586	$(847,147)	$5,260,003

Costs and expenses
Cost of sales, excluding depreciation	4,694,537	461,744	376,518	(847,147)	4,685,652
Operating expenses, excluding depreciation	125	200,716	17	—	200,858
General and administrative expenses	30,501	4,302	(17)	—	34,786
Loss (gain) on sale of assets	—	18	—	—	18
Depreciation and amortization expense	3,299	64,165	222	—	67,686
	4,728,462	730,945	376,740	(847,147)	4,989,000

Income (loss) from operations	530,285	(268,128)	8,846	—	271,003

Other income (expenses)
Equity in earnings (loss) of subsidiaries	(259,908)	—	—	259,908	—
Change in fair value of catalyst lease	—	5,543	—	—	5,543
Interest (expense) income, net	$(17,862)	$(5,449)	$(720)	$—	$(24,031)
Net income (loss)	$252,515	$(268,034)	$8,126	$259,908	$252,515

Comprehensive income (loss)	$252,597	$(268,129)	$8,126	$260,003	$252,597

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30, 2013
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$4,813,737	$745,102	$—	$(699,959)	$4,858,880

Costs and expenses
Cost of sales, excluding depreciation	4,624,531	739,125	—	(699,959)	4,663,697
Operating expenses, excluding depreciation	(168)	192,815	—	—	192,647
General and administrative expenses	19,567	3,086	—	—	22,653
(Gain) loss on sale of assets	(254)	206	—	—	(48)
Depreciation and amortization expense	3,317	24,118	—	—	27,435
	4,646,993	959,350	—	(699,959)	4,906,384

(Loss) income from operations	166,744	(214,248)	—	—	(47,504)

Other income (expenses)
Equity in earnings (loss) of subsidiaries	(218,232)	—	—	218,232	—
Change in fair value of catalyst lease	—	(2,363)	—	—	(2,363)
Interest expense, net	(24,742)	(1,621)	—	—	(26,363)
Net income (loss)	$(76,230)	$(218,232)	$—	$218,232	$(76,230)

Comprehensive income (loss)	$(76,109)	$(218,232)	$—	$218,232	$(76,109)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Nine Months Ended September 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$15,305,698	$1,201,888	$386,046	$(1,585,477)	$15,308,155

Costs and expenses:
Cost of sales, excluding depreciation	13,785,158	1,199,614	377,279	(1,585,477)	13,776,574
Operating expenses, excluding depreciation	160	679,361	17	—	679,538
General and administrative expenses	90,821	12,701	(17)	—	103,505
(Gain) loss on sale of assets	(186)	24	—	—	(162)
Depreciation and amortization expense	10,122	125,031	264	—	135,417
	13,886,075	2,016,731	377,543	(1,585,477)	14,694,872

Income (loss) from operations	1,419,623	(814,843)	8,503	—	613,283

Other income (expense):
Equity in earnings (loss) of subsidiaries	(811,424)	—	—	811,424	—
Change in fair value of catalyst leases	—	1,204	—	—	1,204
Interest (expense) income, net	$(69,416)	$(5,072)	$(1,216)	$—	$(75,704)
Net income (loss)	$538,783	$(818,711)	$7,287	$811,424	$538,783

Comprehensive income (loss)	$539,399	$(818,711)	$7,287	$811,424	$539,399

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Nine Months Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$11,375,513	$7,060,883	$—	$(4,101,376)	$14,335,020

Costs and expenses:
Cost of sales, excluding depreciation	12,078,314	5,417,839	—	(4,101,376)	13,394,777
Operating expenses, excluding depreciation	(310)	601,555	—	—	601,245
General and administrative expenses	61,607	10,281	—	—	71,888
(Gain) loss on sale of asset	(254)	206	—	—	(48)
Depreciation and amortization expense	9,457	72,073	—	—	81,530
	12,148,814	6,101,954	—	(4,101,376)	14,149,392

(Loss) income from operations	(773,301)	958,929	—	—	185,628

Other income (expense):
Equity in earnings of subsidiaries	958,402	—	—	(958,402)	—
Change in fair value of catalyst leases	—	3,118	—	—	3,118
Interest expense, net	(66,067)	(3,645)	—	—	(69,712)
Net income (loss)	$119,034	$958,402	$—	$(958,402)	$119,034

Comprehensive income (loss)	$119,365	$958,402	$—	$(958,402)	$119,365

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Nine Months Ended September 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$538,783	$(818,711)	$7,287	$811,424	$538,783
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	15,123	125,053	687	—	140,863
Stock-based compensation	—	4,725	—	—	4,725
Change in fair value of catalyst lease obligations	—	(1,204)	—	—	(1,204)
Non-cash change in inventory repurchase obligations	—	(31,602)	—	—	(31,602)
Pension and other post retirement benefit costs	4,607	11,855	—	—	16,462
(Gain) loss on disposition of property, plant and equipment	(186)	24	—	—	(162)
Equity in earnings of subsidiaries	811,424	—	—	(811,424)	—
Changes in current assets and current liabilities:
Accounts receivable	(69,105)	(776)	(31,871)	—	(101,752)
Amounts due to/from related parties	(890,671)	947,290	(52,621)	—	3,998
Inventories	(322,231)	24,320	(80,627)	—	(378,538)
Prepaid expenses and other current assets	25,583	29	—	—	25,612
Accounts payable	(76,856)	(20,905)	24,171	(2,418)	(76,008)
Accrued expenses	133,070	(2,376)	137,955	—	268,649
Deferred revenue	(6,017)	—	—	—	(6,017)
Other assets and liabilities	(1,851)	(13,889)	—	—	(15,740)
Net cash provided by (used in) operating activities	161,673	223,833	4,981	(2,418)	388,069

Cash flows from investing activities:
Expenditures for property, plant and equipment	(44,993)	(152,755)	(55,706)	—	(253,454)
Expenditures for deferred turnaround costs	—	(58,423)	—	—	(58,423)
Expenditures for other assets	—	(13,446)	—	—	(13,446)
Investment in subsidiaries	(22,990)	—	—	22,990	—
Proceeds from sale of assets	74,343	—	—	—	74,343
Net cash provided by (used in) investing activities	6,360	(224,624)	(55,706)	22,990	(250,980)

Cash flows from financing activities:
Proceeds from members' capital contributions	328,664	—	22,990	(22,990)	328,664
Distribution to members	(283,680)	—	—	—	(283,680)
Proceeds from intercompany notes payable	90,761	—	—	—	90,761
Proceeds from Rail Facility revolver borrowings	—	—	35,925	—	35,925
Proceeds from revolver borrowings	395,000	—	—	—	395,000
Repayments of revolver borrowings	(410,000)	—	—	—	(410,000)
Deferred financing costs and other	(7,164)	—	(3,218)	—	(10,382)
Net cash provided by (used in) financing activities	113,581	—	55,697	(22,990)	146,288

Net increase in cash and cash equivalents	281,614	(791)	4,972	(2,418)	283,377
Cash and equivalents, beginning of period	76,179	791	—	—	76,970
Cash and equivalents, end of period	$357,793	$—	$4,972	$(2,418)	$360,347

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Nine Months Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$119,034	$958,402	$—	$(958,402)	$119,034
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	14,273	72,144	—	—	86,417
Stock-based compensation	—	2,750	—	—	2,750
Change in fair value of catalyst lease obligations	—	(3,118)	—	—	(3,118)
Non-cash change in inventory repurchase obligations	—	(13,362)	—	—	(13,362)
Pension and other post retirement benefit costs	3,541	9,113	—	—	12,654
Gain on disposition of property, plant and equipment	(254)	206	—	—	(48)
Equity in earnings of subsidiaries	(958,402)	—	—	958,402	—
Changes in current assets and current liabilities:
Accounts receivable	(224,005)	149,922	—	—	(74,083)
Amounts due to/from related parties	870,141	(855,420)	—	—	14,721
Inventories	(187,760)	218,925	—	—	31,165
Prepaid expenses and other current assets	(34,886)	(7,859)	—	—	(42,745)
Accounts payable	278,675	(74,810)	—	—	203,865
Accrued expenses	118,507	(65,994)	—	—	52,513
Deferred revenue	1,882	(210,543)	—	—	(208,661)
Other assets and liabilities	122	(18,497)	—	—	(18,375)
Net cash (used in) provided by operating activities	868	161,859	—	—	162,727

Cash flows from investing activities:
Expenditures for property, plant and equipment	(75,099)	(126,807)	—	—	(201,906)
Expenditures for refinery turnarounds costs	—	(15,859)	—	—	(15,859)
Expenditures for other assets	—	(10,584)	—	—	(10,584)
Proceeds from sale of assets	30,826	—	—	—	30,826
Net cash used in investing activities	(44,273)	(153,250)	—	—	(197,523)

Cash flows from financing activities:
Distributions to members	(186,684)	—	—	—	(186,684)
Proceeds from intercompany notes payable	31,632	—	—	—	31,632
Proceeds from revolver borrowings	745,000	—	—	—	745,000
Repayments of revolver borrowings	(730,000)	—	—	—	(730,000)
Payment of contingent consideration related to acquisition of Toledo refinery	—	(21,357)	—	—	(21,357)
Deferred financing costs and other	(1,661)	992	—	—	(669)
Net cash used in financing activities	(141,713)	(20,365)	—	—	(162,078)

Net (decrease) increase in cash and cash equivalents	(185,118)	(11,756)	—	—	(196,874)
Cash and equivalents, beginning of period	241,926	12,365	—	—	254,291
Cash and equivalents, end of period	$56,808	$609	$—	$—	$57,417

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Holding Company LLC included in the Annual Report on Form 10-K for the year ended December 31, 2013 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Explanatory Note
This Form 10-Q is filed by PBF Holding and PBF Finance. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is a wholly-owned subsidiary of PBF LLC and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Holding is an indirect subsidiary of PBF Energy, which is the sole managing member of, and owner of an equity interest representing approximately 90.4% of the outstanding economic interest in, PBF LLC as of September 30, 2014. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. Prior periodic filings of PBF Holding and PBF Finance with the SEC for the periods March 31, 2013 through March 31, 2014, reflect a combined Form 10-Q and 10-K with PBF Energy.  As of June 30, 2014, PBF Holding and PBF Finance file periodic SEC filings separately from PBF Energy due to the change in the corporate structure related to the initial public offering of PBFX, a subsidiary of PBF LLC, and an affiliate of PBF Holding.

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Holding and its consolidated subsidiaries.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast and Midwest of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate three domestic oil refineries and related assets, which we acquired in 2010 and 2011. Our refineries have a combined processing capacity, known as throughput, of approximately 540,000 barrels per day ("bpd"), and a weighted-average Nelson Complexity Index of 11.3.

Our three refineries are located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Our Mid-Continent refinery at Toledo processes light, sweet crude, has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s WTI-based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have historically received the bulk of their feedstock via ships and barges on the Delaware River.

During 2012 and 2013, we expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities. Currently, crude delivered by rail to this facility is consumed at our Delaware City refinery. We also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. We and PBFX have completed a project to expand the Delaware City heavy crude rail unloading terminal capability at the refinery from 40,000 bpd to 80,000 bpd and added additional unloading spots to the dual-loop track light crude rail unloading facility

(the "DCR Rail Terminal"), which has increased its unloading capability from 105,000 bpd to 130,000 bpd. These projects bring total rail crude unloading capability up to 210,000 bpd, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains. The Delaware City rail unloading facilities, including the facilities owned by PBFX, allows our East Coast refineries to source West Texas Intermediate ("WTI") price-based crudes from Western Canada and the Mid-Continent, which we believe provides significant cost advantages versus traditional Brent based international crudes.

In May 2014, in connection with the initial public offering of PBFX, PBF Holding distributed the DCR Rail Terminal and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”) to PBF LLC. In September 2014, in connection with the Contribution Agreement between PBF LLC and PBFX (the "Contribution Agreement II"), PBF Holding distributed to PBF LLC all of the equity interests of Delaware City Refining Company LLC's wholly-owned subsidiary, Delaware City Terminaling Company II LLC ("DCT II"), which assets consist solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"), immediately prior to the contribution by PBF LLC to PBFX. Subsequent to the completion of the initial public offering of PBFX and the transactions contemplated by the Contribution Agreement II, the DCR Rail Terminal, the Toledo Truck Terminal and the DCR West Rack, are owned and operated by PBFX.

Recent Developments
PBFX is a Delaware master limited partnership formed in February 2013. PBF GP serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. On May 14, 2014, PBFX completed its initial public offering (the "PBFX Offering") of 15,812,500 common units. In connection with the PBFX Offering, PBF Holding contributed to PBFX the assets and liabilities of certain crude oil terminaling assets. The assets were owned and operated by PBF Holding’s subsidiaries Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC (“TRC”).
The initial assets contributed consisted of the DCR Rail Terminal, which was part of DCR, and the Toledo Truck Terminal (together with the DCR Rail Terminal, the “Contributed Assets”), which was part of TRC. The DCR Rail Terminal consists of a double loop track and ancillary pumping and unloading equipment. The DCR Rail Terminal has a total throughput capacity of up to 105,000 bpd, and PBF Holding was the owner and shipper of all crude oil handled at the terminal. An expansion project was completed that increased the DCR Rail Terminal's unloading capacity from 105,000 bpd to 130,000 bpd in the third quarter of 2014. The Toledo Truck Terminal was designed for total throughput capacity of up to approximately 15,000 bpd and was comprised of four lease automatic custody transfer (“LACT”) units accepting crude oil deliveries by truck. Subsequent to the closing of the PBFX Offering, two additional LACT units were placed into service in June 2014, increasing the total LACT units to six and total throughput capacity to approximately 22,500 bpd. The Contributed Assets operated within the totality of the Delaware City and Toledo refineries, respectively. The Contributed Assets did not generate third party or intra-entity revenue prior to the PBFX Offering.
Effective September 30, 2014, PBF LLC and PBFX closed the transactions contemplated by the Contribution Agreement II dated as of September 16, 2014. Pursuant to the terms of the Contribution Agreement II, PBF Holding distributed to PBF LLC all of the equity interests of DCT II, which assets consist solely of the DCR West Rack, immediately prior to the transfer of such equity interests by PBF LLC to PBFX. The DCR West Rack was previously owned and operated by PBF Holding’s subsidiary, DCT II, and is located at the Company's Delaware City, Delaware refinery. PBFX paid to PBF LLC total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units in exchange for the DCR West Rack.

Factors Affecting Comparability Between Periods
Commercial Agreements
PBF Holding entered into long-term, fee-based agreements with PBFX (for rail and truck terminaling services), subject to minimum volume commitments. Under these agreements, PBFX provides various rail and truck terminaling services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes of crude oil. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to subsidiaries of PBF Energy. Prior to the PBFX Offering and Contribution

Agreement II transactions, respectively, the Contributed Assets and the DCR West Rack were owned, operated and maintained by PBF Holding. Therefore, PBF Holding did not pay a fee for the utilization of the facilities. Below is a summary of the agreements and corresponding fees for the use of each of the assets.

Delaware City Rail Terminaling Services Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a rail terminaling services agreement with PBFX to obtain terminaling services at the DCR Rail Terminal (the “DCR Terminaling Agreement”). Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 75,000 bpd through September 30, 2014 and of at least 85,000 bpd for each quarter thereafter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel to the extent volumes exceed the minimum throughput commitment. PBF Holding also pays PBFX for providing related ancillary services at the terminal that are specified in the agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement.
Toledo Truck Unloading & Terminaling Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a truck unloading and terminaling services agreement with PBFX to obtain terminaling services at the Toledo Truck Terminal (“Toledo Terminaling Agreement”). Under the Toledo Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement.
Delaware City West Ladder Rack Terminaling Services Agreement
On October 1, 2014, PBF Holding and DCT II entered into an approximately seven year terminaling services agreement (the “West Ladder Rack Terminaling Agreement”) under which PBFX, through DCT II, provides rail terminaling services to PBF Holding. DCT II, immediately following the closing of the Contribution Agreement II, was merged with and into Delaware City Terminaling, a wholly-owned subsidiary of PBFX, with all property, rights, liabilities and obligations of DCT II vesting in Delaware City Terminaling as the surviving company. The agreement may be extended by PBF Holding for two additional five year periods. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 40,000 bpd for a terminaling service fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the West Ladder Rack Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.

Operational Agreements
PBF Holding and certain related affiliates entered into operational agreements with PBFX for the use of centralized corporate services. In accordance with such agreements, PBF Holding receives fees from PBFX for use of these services. Below is a summary of the agreements and corresponding fees that PBFX pays PBF Holding.

Amended and Restated Omnibus Agreement
Under the Omnibus Agreement, PBFX, among other things, reimburses related affiliates for services provided to PBFX. This includes an obligation to pay PBF LLC an administrative fee for centralized corporate services initially in the amount of $2.3 million per year. PBFX reimburses PBF LLC for all other direct or allocated costs and expenses incurred by PBF LLC on PBFX's behalf. PBF Holding will reimburse PBFX for certain expenditures up to $20.0 million per event (net of any insurance recoveries) related to the Contributed Assets for a period of five years after the closing of the PBFX Offering.
On September 30, 2014, the Omnibus Agreement was amended and restated in connection with the Contribution Agreement II (the “Amended and Restated Omnibus Agreement”). The annual fee payable under the Amended and Restated Omnibus Agreement increased from $2.3 million to $2.5 million. In addition, the estimate of PBFX's obligation to reimburse PBF LLC for the salaries and benefits costs of employees who devote more than 50% of their time to PBFX increased from $0.9 million to $1.2 million annually.

Amended and Restated Operation and Management Services and Secondment Agreement
PBF Holding and its subsidiaries will provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX will reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations. In addition, PBFX will pay an annual fee of $0.5 million to PBF Holding for the provision of such services pursuant to the Operation and Management Services and Secondment Agreement (the "Service Agreement").
On September 30, 2014, the Service Agreement was amended and restated in connection with the Contribution Agreement II (the “Amended and Restated Service Agreement”). The annual fee payable under the Amended and Restated Service Agreement increased from $0.5 million to $0.8 million.

Results of Operations
The following tables reflect our financial and operating highlights for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$5,260,003	$4,858,880	$15,308,155	$14,335,020
Cost of sales, excluding depreciation	4,685,652	4,663,697	13,776,574	13,394,777
Gross refining margin (1)	574,351	195,183	1,531,581	940,243
Operating expenses, excluding depreciation	200,858	192,647	679,538	601,245
General and administrative expenses	34,786	22,653	103,505	71,888
Loss (gain) on sale of assets	18	(48)	(162)	(48)
Depreciation and amortization expense	67,686	27,435	135,417	81,530
Income (loss) from operations	271,003	(47,504)	613,283	185,628
Change in fair value of catalyst leases	5,543	(2,363)	1,204	3,118
Interest expense, net	(24,031)	(26,363)	(75,704)	(69,712)
Net income (loss)	$252,515	$(76,230)	$538,783	$119,034

Gross margin	$309,107	$(21,580)	$726,749	$266,927

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Key Operating Information
Production (bpd in thousands)	496.8	446.1	465.3	449.3
Crude oil and feedstocks throughput (bpd in thousands)	495.5	446.0	465.9	450.7
Total crude oil and feedstocks throughput (millions of barrels)	45.6	41.0	127.2	123.1
Gross refining margin per barrel of throughput (1)	$12.60	$4.75	$12.04	$7.65
Operating expenses, excluding depreciation, per barrel of throughput	$4.41	$4.69	$5.34	$4.89

Crude and feedstocks (% of total throughput) (2):
Heavy crude	12%	17%	13%	16%
Medium crude	43%	43%	44%	44%
Light crude	34%	30%	34%	32%
Other feedstocks and blends	11%	10%	9%	8%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	46%	45%	47%	45%
Distillates and distillate blendstocks	36%	37%	36%	37%
Lubes	2%	2%	2%	2%
Chemicals	3%	3%	3%	3%
Other	13%	13%	12%	13%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars per barrel, except as noted)
Dated Brent Crude	$101.93	$110.29	$106.52	$108.46
West Texas Intermediate (WTI) crude oil	$97.56	$105.79	$99.77	$98.13
Crack Spreads
Dated Brent (NYH) 2-1-1	$13.91	$13.15	$13.07	$13.43
WTI (Chicago) 4-3-1	$16.63	$14.97	$17.40	$23.38
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.36	$4.50	$6.75	$10.33
Dated Brent less Maya (heavy, sour)	$11.06	$10.95	$14.52	$8.56
Dated Brent less WTS (sour)	$13.14	$4.81	$13.95	$12.48
Dated Brent less ASCI (sour)	$5.02	$5.92	$7.39	$4.37
WTI less WCS (heavy, sour)	$20.06	$23.89	$20.70	$22.37
WTI less Bakken (light, sweet)	$6.43	$4.75	$4.98	$2.92
WTI less Syncrude (light, sweet)	$4.12	$0.81	$1.97	$(2.23)
Natural gas (dollars per MMBTU)	$3.95	$3.56	$4.41	$3.69
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Overview— Net income for PBF Holding was $252.5 million for the three months ended September 30, 2014 compared to net loss of $76.2 million for the three months ended September 30, 2013.

Our results for the three months ended September 30, 2014 were positively impacted by higher crack spreads, favorable movements in certain crude oil differentials and higher throughput rates, partially offset by higher operating costs and general and administrative expenses.

Revenues— Revenues totaled $5.3 billion for the three months ended September 30, 2014 compared to $4.9 billion for the three months ended September 30, 2013, an increase of $0.4 billion, or 8.3%. For the three months ended September 30, 2014, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 344,100 bpd and 151,400 bpd, respectively. For the three months ended September 30, 2013, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 298,100 bpd and 147,900 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2014 compared to 2013 is primarily due to higher run rates in response to beneficial market economics in 2014 and planned downtime at our Delaware City refinery in 2013. For the three months ended September 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 365,200 bpd and 154,400 bpd, respectively. For the three months ended September 30, 2013, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 301,200 bpd and 150,700 bpd, respectively. Total barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined product outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $574.4 million, or $12.60 per barrel of throughput, for the three months ended September 30, 2014 compared to $195.2 million, or $4.75 per barrel of throughput during the three months ended September 30, 2013, an increase of $379.2 million. Gross margin, including refinery operating expenses and depreciation, totaled $309.1 million, or $6.78 per barrel of throughput, for the three months ended September 30, 2014 compared to a loss of $21.6 million, or $(0.53) per barrel of throughput, for the three months ended September 30, 2013, an increase of $330.7 million. The increase in gross refining margin and gross margin was primarily due to higher crack spreads, favorable movements in certain crude price differentials, higher throughput volumes and a comparable period benefit from lower crude flat prices associated with the production of low-value products such as sulfur, petroleum coke and fuel oils at our East Coast refineries that price at a substantial discount to light products. Gross margin was also negatively impacted by higher employee compensation, maintenance, energy, and chemical and catalyst costs.

Average industry refining margins in the Mid-Continent were stronger during the three months ended September 30, 2014 as compared to the same period in 2013. The WTI (Chicago) 4-3-1 industry crack spread was approximately $16.63 per barrel or 11.1% higher in the three months ended September 30, 2014 as compared to $14.97 per barrel in the same period in 2013. Our margins were further positively impacted from our refinery specific crude slate in the Mid-Continent which benefited from an improving WTI/Syncrude differential, which averaged a discount of $4.12 per barrel in the third quarter of 2014 as compared to a discount of $0.81 per barrel in the third quarter of 2013.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.91 per barrel, or 5.8%, higher in the three months ended September 30, 2014 as compared to $13.15 per barrel in the same period in 2013. While the WTI/Dated Brent differential and Dated Brent/Maya differential were relatively flat in the three months ended September 30, 2014 as compared to the same period in 2013, the WTI/Bakken differential was approximately $1.68 per barrel more favorable in the three months ended September 30, 2014 as compared to the same period in 2013. We significantly increased our shipments of rail-delivered WTI-based crudes from the Bakken and Western Canada by over 36,000 barrels per day or almost 38.1% versus the third quarter of 2013, which had the overall effect of reducing our landed cost of crude oil processed at our East Coast refineries and increasing our gross refining margin and gross margin. Additionally, a slight increase in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a positive impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses— Operating expenses totaled $200.9 million, or $4.41 per barrel of throughput, for the three months ended September 30, 2014 compared to $192.6 million, or $4.69 per barrel of throughput, for the three months ended September 30, 2013, an increase of $8.3 million, or 4.3%. The increase in operating expenses is mainly attributable to an increase of $3.6 million in employee compensation primarily driven by higher employee benefit costs, an increase of $3.5 million in maintenance, energy and utility expenses, and an increase of approximately $2.3 million in chemical and catalyst related expenses, partially offset by decreased outside services costs and regulatory taxes. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $34.8 million for the three months ended September 30, 2014 compared to $22.7 million for the three months ended September 30, 2013, an increase of $12.1 million or 53.6%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of $10.5 million, mainly related to increases in headcount and incentive compensation costs and an increase of $1.1 million in outside service costs, partially offset by decreased regulatory taxes. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $67.7 million for the three months ended September 30, 2014 compared to $27.4 million for the three months ended September 30, 2013, an increase of $40.3 million. The increase was primarily due to an impairment charge of $28.5 million related to an abandoned capital project at our Delaware City refinery during the three months ended September 30, 2014. In addition, depreciation and amortization expense increased as a result of capital projects related to turnarounds completed in 2013 and early 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $5.5 million for the three months ended September 30, 2014 compared to a loss of $2.4 million for the three months ended September 30, 2013. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $24.0 million for the three months ended September 30, 2014 compared to $26.4 million for the three months ended September 30, 2013, a decrease of $2.4 million. This decrease is mainly attributable to the termination of our crude and feedstock supply agreement with Morgan Stanley Capital Group Inc. ("MSCG"), effective July 31, 2014, partially offset by higher letter of credit fees. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil and MSCG, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Overview— Net income for PBF Holding was $538.8 million for the nine months ended September 30, 2014 compared to net income of $119.0 million for the nine months ended September 30, 2013.

Our results for the nine months ended September 30, 2014 were positively impacted by higher throughput volumes and favorable movements in certain crude differentials and product margins, partially offset by higher operating expenses mainly due to increased energy costs and lower crack spreads.

Revenues— Revenues totaled $15.3 billion for the nine months ended September 30, 2014 compared to $14.3 billion for the nine months ended September 30, 2013, an increase of $1.0 billion, or 6.8%. For the nine months ended September 30, 2014, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 320,400 bpd and 145,500 bpd, respectively. For the nine months ended September 30, 2013, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 311,300 bpd, and 139,400 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2014 compared to 2013 is primarily due to higher run rates in response to beneficial market conditions in 2014 and planned downtime at our Delaware City refinery in 2013.The increase in throughput rates at our Mid-Continent refinery in 2014 compared to 2013 was primarily due to the refinery's 18-day unplanned down time that occurred in the first quarter 2013. For the nine months ended September 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 341,600 bpd and 152,700 bpd, respectively. For the nine months ended September 30, 2013, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 307,000 bpd and 149,100 bpd, respectively. Total barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined product outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,531.6 million, or $12.04 per barrel of throughput, for the nine months ended September 30, 2014 compared to $940.2 million, or $7.65 per barrel of throughput during the nine months ended September 30, 2013, an increase of $591.4 million. Gross margin, including refinery operating expenses and depreciation, totaled $726.7 million, or $5.71 per barrel of throughput, for the nine months ended September 30, 2014 compared to $266.9 million, or $2.17 per barrel of throughput, for the nine months ended September 30, 2013, an increase of $459.8 million. The increase in gross refining margin and gross margin was primarily due to the result of higher throughput rates and favorable crude differentials and product margins and lower costs of compliance with the Renewable Fuels Standard which was $89.5 million and $112.9 million for the nine months ended September 30, 2014 and 2013, respectively, partially offset by lower overall crack spreads. Gross margin was also negatively impacted by higher than anticipated energy costs as a result of the extreme cold weather experienced in the first quarter of 2014.

Average industry refining margins in the Mid-Continent were weaker during the nine months ended September 30, 2014 as compared to the same period in 2013. The WTI (Chicago) 4-3-1 industry crack spread was approximately $17.40 per barrel or 25.6% lower in the nine months ended September 30, 2014 as compared to $23.38 per barrel in the same period in 2013. While the price of WTI versus Dated Brent and other crude discounts narrowed during the nine months ended September 30, 2014, our refinery specific crude slate in the Mid-Continent benefited from an improving WTI/Syncrude differential, which averaged a discount of $1.97 per barrel for the nine months ended September 30, 2014 as compared to a premium of $2.23 per barrel in the same period of 2013, as well as relatively strong product margins on certain distillates.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.07 per barrel, or 2.7%, lower in the nine months ended September 30, 2014 as compared to $13.43 per barrel in the same period in 2013. While the WTI/Dated Brent differential was $3.58 lower in the nine months ended September 30, 2014 as compared to the same period in 2013, the WTI/Bakken differential was $2.06 per barrel more favorable for the same periods. The Dated Brent/Maya differential was approximately $5.96 per barrel more favorable in the nine months ended September 30, 2014 as compared to the same period in 2013. While a decrease in the WTI/Dated Brent crude differential can unfavorably impact our East Coast refineries, we significantly increased our shipments of rail-delivered WTI-based crudes from the Bakken and Western Canada, which had the overall effect of reducing our landed cost of crude oil processed at our East Coast refineries and increasing our gross refining margin and gross margin. Additionally, the increase in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a positive impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses— Operating expenses totaled $679.5 million, or $5.34 per barrel of throughput, for the nine months ended September 30, 2014 compared to $601.2 million, or $4.89 per barrel of throughput, for the nine months ended September 30, 2013, an increase of $78.3 million, or 13.0%. The increase in operating expenses is mainly attributable to an increase of $49.6 million in energy and utilities costs primarily driven by higher natural gas prices, an increase of $14.1 million related to employee compensation primarily driven by employee benefit costs and $7.0 million of higher outside engineering and consulting fees related to refinery maintenance projects. The higher natural gas prices were temporary and driven by the extremely cold winter. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $103.5 million for the nine months ended September 30, 2014 compared to $71.9 million for the nine months ended September 30, 2013, an increase of $31.6 million or 44.0%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of $31.5 million, mainly related to increases in headcount, incentive compensation and severance costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the nine months ended September 30, 2014 was $0.2 million related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $135.4 million for the nine months ended September 30, 2014 compared to $81.5 million for the nine months ended September 30, 2013, an increase of $53.9 million. The increase was primarily due to an impairment charge of $28.5 million related to an abandoned capital project at our Delaware City refinery during the nine months ended September 30, 2014. In addition, depreciation and amortization expense increased as a result of capital projects related to turnarounds completed in 2013 and early 2014, the expansion of the crude rail unloading facility at the Delaware City refinery and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $1.2 million for the nine months ended September 30, 2014 compared to a gain of $3.1 million for the nine months ended September 30, 2013. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $75.7 million for the nine months ended September 30, 2014 compared to $69.7 million for the nine months ended September 30, 2013, an increase of $6.0 million. The increase in interest expense is primarily due to higher letter of credit fees. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Non-GAAP Financial Measures
Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with U.S. GAAP. These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

Gross Refining Margin
Gross refining margin is defined as gross margin excluding operating expenses and depreciation related to the refineries. We believe gross refining margin is an important measure of operating performance and provides useful information to investors because it is a better metric comparison for the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as defined in the table below.
Gross refining margin should not be considered an alternative to gross margin, operating income, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross refining margin presented by other companies may not be comparable to our presentation, since each company may define this term differently. The following table presents a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, gross margin, on a historical basis, as applicable, for each of the periods indicated:

	Three Months Ended September 30,
	2014		2013
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$309,107	$6.78	$(21,580)	$(0.53)
Add:
Operating expenses	200,858	4.41	192,647	4.69
Refinery depreciation expense	64,386	1.41	24,116	0.59
Gross refining margin	$574,351	$12.60	$195,183	$4.75

	Nine Months Ended September 30,
	2014		2013
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$726,749	$5.71	$266,927	$2.17
Add:
Operating expenses	679,538	5.34	601,245	4.89
Refinery depreciation expense	125,294	0.99	72,071	0.59
Gross refining margin	$1,531,581	$12.04	$940,243	$7.65

EBITDA and Adjusted EBITDA
Our management uses EBITDA (earnings before interest, income taxes, depreciation and amortization) and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our board of directors, creditors, analysts and investors concerning our financial performance. Our outstanding indebtness for borrowed money and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the senior secured notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration and the non-cash change in the deferral of gross profit related to the sale of certain finished products. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

Reconciliation of net income (loss) to EBITDA:
Net income	$252,515	$(76,230)	$538,783	$119,034
Add: Depreciation and amortization expense	67,686	27,435	135,417	81,530
Add: Interest expense, net	24,031	26,363	75,704	69,712
EBITDA	$344,232	$(22,432)	$749,904	$270,276

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$344,232	$(22,432)	$749,904	$270,276
Stock based compensation	1,997	773	4,725	2,750
Non-cash change in fair value of catalyst lease obligations	(5,543)	2,363	(1,204)	(3,118)
Non-cash change in fair value of inventory repurchase obligations	—	888	—	(12,985)
Non-cash deferral of gross profit on finished product sales	—	(3,299)	—	(31,329)
Adjusted EBITDA	$340,686	$(21,707)	$753,425	$225,594

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries' capital expenditure, working capital, distribution payments and debt service requirements. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $388.1 million for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $162.7 million for the nine months ended September 30, 2013. Our operating cash flows for the nine months ended September 30, 2014 included our net income of $538.8 million, plus net non-cash charges relating to depreciation and amortization of $140.9 million, pension and other post retirement benefits costs of $16.5 million and equity-based compensation of $4.7 million, partially offset by the change in the fair value of our inventory repurchase obligations of $31.6 million, changes in the fair value of our catalyst lease of $1.2 million and gain on sale of assets of $0.2 million. In addition, net changes in working capital reflected uses of cash of $279.8 million driven by the timing of inventory purchases and collections of accounts receivables. Our operating cash flows for the nine months ended September 30, 2013 included our net income of $119.0 million, plus net non-cash charges relating to depreciation and amortization of $86.4 million, pension and other post retirement benefits costs of $12.7 million, and stock-based compensation of

$2.8 million, partially offset by net cash used in working capital of $41.6 million, the change in the fair value of our inventory repurchase obligations of $13.4 million and changes in the fair value of our catalyst lease obligations of $3.1 million.

Cash Flows from Investing Activities
Net cash used in investing activities was $251.0 million for the nine months ended September 30, 2014 compared to net cash used in investing activities of $197.5 million for the nine months ended September 30, 2013. The net cash flows used in investing activities for the nine months ended September 30, 2014 was comprised of capital expenditures totaling $253.5 million, expenditures for refinery turnarounds of $58.4 million and expenditures for other assets of $13.4 million, partially offset by $74.3 million in proceeds from the sale of railcars. Net cash used in investing activities for the nine months ended September 30, 2013 consisted primarily of the capital expenditures totaling $201.9 million, expenditures for refinery turnarounds of $15.9 million and expenditures for other assets of $10.6 million, partially offset by $30.8 million in proceeds from the sale of railcars.

Cash Flows from Financing Activities
Net cash provided by financing activities was $146.3 million for the nine months ended September 30, 2014 compared to net cash used in financing activities of $162.1 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, net cash provided by financing activities consisted primarily of $328.7 million of members' capital contributions, $90.8 million of proceeds from intercompany notes payable, and $35.9 million of net proceeds from the PBF Rail Logistics Company LLC revolving debt facility. This was partially offset by distributions to PBF LLC of $283.7 million, net revolver repayments of $15.0 million and $10.4 million of deferred financing and other costs. For the nine months ended September 30, 2013, net cash used in financing activities consisted of distributions to PBF LLC of $186.7 million, payment of contingent consideration related to the acquisition of the Toledo refinery of $21.3 million and deferred financing and other costs of $0.7 million, partially offset by net cash received from revolver borrowings of $15.0 million and proceeds from intercompany notes payables of $31.6 million.
Credit Facilities
Revolving Loan
On August 15, 2014, we amended and restated the terms of our Second Amended and Restated Revolving Credit Agreement ("Revolving Loan") to further increase the maximum availability under our facility from $1.6 billion to $2.5 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. The Revolving Loan's maturity has been extended to August 2019 and the sublimit for letters of credit has been increased from $1.0 billion to $1.5 billion. In addition, an accordion feature allows for commitments of up to $2.75 billion. The commitment fees on the unused portions, the interest rate on advances and the fees for letters of credit have also been reduced under the Revolving Loan. The Revolving Loan is available to be used for working capital and other general corporate purposes.
Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement (the “Rail Facility”). The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars (the "Eligible Railcars") before December 2015.

The amount available to be advanced under the Rail Facility equals 70.0% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement. On the first anniversary of the closing, the advance rate adjusts automatically to 65.0%. The Rail Facility matures on March 31, 2016 and all outstanding advances must be repaid at that time. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.
At September 30, 2014, there was $35.9 million outstanding under the Rail Facility.

Crude Oil Acquisition Agreement Termination
Effective July 31, 2014, PBF Holding terminated the Amended and Restated Crude Oil Acquisition Agreement, dated as of March 1, 2012 as amended (the "Crude Oil Acquisition Agreement") with Morgan Stanley Capital Group Inc. (“MSCG”).  Under the terms of the Crude Oil Acquisition Agreement, we previously acquired substantially all of our crude oil for our subsidiary's Toledo refinery from MSCG through delivery at various interstate pipeline locations. No early termination penalties were incurred by us as a result of the termination. We began sourcing our own crude oil needs for Toledo upon termination.
Working Capital
Working capital for PBF Holding at September 30, 2014 was $1,101.5 million, consisting of $2,877.7 million in total current assets and $1,776.2 million in total current liabilities. Working capital at December 31, 2013 was $542.0 million, consisting of $2,175.0 million in total current assets and $1,633.0 million in total current liabilities.

Liquidity
As of September 30, 2014, our total liquidity was approximately $1,021.4 million, compared to total liquidity of approximately $615.9 million as of December 31, 2013. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Revolving Loan.

In addition, PBF Energy has borrowing capacity of $214.1 million under the Rail Facility to fund the acquisition by PBF Rail of Eligible Railcars.

Capital Spending
Net capital spending was $251.0 million for the nine months ended September 30, 2014, which primarily included turnaround costs, safety related enhancements and facility improvements at the refinery and the expansion of the rail unloading facility at our Delaware City refinery. We currently expect to spend an aggregate of approximately $325.0 million in net capital expenditures during 2014 for facility improvements and refinery maintenance and turnarounds. Included in our projected capital expenditures are costs related to the expected approximately 40-day plant-wide turnaround at our Toledo refinery expected to be completed in the fourth quarter of 2014.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2014, other than outstanding letters of credit in the amount of approximately $761.5 million.

On March 28, 2014, we sold 264 of our owned crude railcars and concurrently entered into a lease agreement for the same railcars.  The lease agreement has six-year terms for the railcars. We received a cash payment for the railcars of approximately $37.8 million and expect to make payments totaling $22.1 million over the term of the lease for these railcars.

On September 26, 2014, we sold an additional 253 of our owned crude railcars and concurrently entered into a lease agreement for the same railcars.  The lease agreements for the railcars have varying terms from five to six years. We received a cash payment for the railcars of approximately $36.6 million and expect to make payments totaling $21.3 million over the term of the lease for these railcars.

During the nine months ended September 30, 2014, we entered into additional railcar leases with terms of up to 10 years. We expect to make lease payments of $84.7 million over the remaining term of these additional agreements.

Distribution Policy
With respect to distributions paid during the nine months ended September 30, 2014, PBF Holding paid $283.7 million in distributions to PBF LLC.

On October 29, 2014, the Board of Directors of PBF Energy declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 25, 2014 to Class A common stockholders of record at the close of business on November 10, 2014. PBF Holding intends to make a distribution of $27.8 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

As of September 30, 2014, we had $1,021.4 million of unused borrowing availability, which includes our cash and cash equivalents of $360.3 million, under our Revolving Loan to fund our operations, if necessary. Accordingly, as of September 30, 2014, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.

As of September 30, 2014, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBF Holding to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.

Iran Sanctions Compliance Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 ("ITRA"), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it may include any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Neither we nor any of our controlled affiliates or subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the reporting period.

Funds affiliated with The Blackstone Group L.P. (“Blackstone”) are holders of approximately 3.5% of the outstanding voting interests of PBF Energy and had nominated former directors on PBF Energy's Board of Directors. Accordingly, Blackstone may have been deemed an “affiliate” of PBF Energy, as that term is defined in Exchange Act Rule 12b-2.  We received notice from Blackstone that it has included the disclosures described below in its SEC filings pursuant to ITRA regarding one of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of PBF Energy, may also have been deemed to be affiliates of ours.  We have not independently verified the disclosures described in the following paragraphs.

We have received notice from Blackstone that Travelport Limited ("Travelport"), as part of their global business in the travel industry, provide certain passenger travel-related GDS and Technology Services to Iran Air and certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, Travelport intends to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes in commodity prices and interest rates. Our primary commodity price risk is associated with the difference between the prices we sell our refined products for and the prices we pay for crude oil and other feedstocks. We may use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, interest rates, or to capture market opportunities.

Commodity Price Risk
Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, crude oil, other feedstocks, refined products and natural gas. The supply of and demand for these commodities depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive and alternative fuels, and the extent of government regulation. As a result, the prices of these commodities can be volatile. Our revenues fluctuate significantly with movements in industry refined product prices, our cost of sales fluctuates significantly with movements in crude oil and feedstock prices and our operating expenses fluctuate with movements in the price of natural gas. We manage our exposure to these commodity price risks through our supply and inventory intermediation agreements as well as through the use of various commodity derivative instruments.
Certain of our agreements reduce the time we are exposed to market price fluctuations. For example, our crude and feedstock supply agreements with Statoil allowed us to take title to and price our crude oil at locations in close proximity to our refineries, as opposed to the crude oil origination point. The crude supply agreement with MSCG for our Toledo refinery, which terminated on July 31, 2014, allowed us to price and pay for our crude oil as it is processed at that refinery. In addition, the product offtake agreements with MSCG for our Delaware City and Paulsboro refineries that were terminated effective July 1, 2013, allowed us to sell our light finished products, certain intermediates and lube base oils as they were produced. Subsequent to termination of the MSCG product offtake agreements, we independently purchase our crude oil for Toledo and sell and market our refined products to customers on the spot market or through term agreements.
We may use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and feedstocks, finished products and natural gas outside of the agreements described above. The derivative instruments we use include physical commodity contracts and exchange-traded and over-the-counter financial instruments. We mark-to-market our commodity derivative instruments and recognize the changes in their fair value in our statements of operations.
At September 30, 2014 and December 31, 2013, we had gross open commodity derivative contracts representing 64.9 million barrels and 43.2 million barrels, respectively, with an unrealized net gain (loss) of $50.3 million and $(19.4) million, respectively. The open commodity derivative contracts as of September 30, 2014 expire at various times during 2014 and 2015.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 18.0 million barrels and 13.9 million barrels at September 30, 2014 and December 31, 2013, respectively. The average cost of our hydrocarbon inventories was approximately $97.54 and $101.65 per barrel on a LIFO basis at September 30, 2014 and December 31, 2013, respectively. If market prices decline to a level below the average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 37 million MMBTUs of natural gas amongst our three refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $37 million.

Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.

Interest Rate Risk
During 2013, we amended the terms of our Revolving Loan to increase the size of our asset-based revolving credit facility from $1.575 billion to $1.610 billion. On August 15, 2014, we amended and restated the terms of our Revolving Loan to further increase the maximum availability of the facility from $1.610 billion to $2.500 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Loans, depending on the Company's debt rating. If this facility were fully drawn, a one percent change in the interest rate would increase or decrease our interest expense by $25.0 million annually.
In addition, we entered into the Rail Facility in 2014 which bears interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $2.5 million change in our interest expense, assuming the $250.0 million available under the Rail Facility were fully drawn.
We also have interest rate exposure in connection with our Statoil crude oil agreement and J. Aron Inventory Intermediation Agreements under which we pay a time value of money charge based on LIBOR.

Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
PBF Holding maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Holding's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2014. Based on that evaluation, PBF Holding's principal executive officer and the principal financial officer have concluded that PBF Holding's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding a permit Delaware City Refining Company LLC (“DCR”) obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State have filed cross-appeals. Briefs have been filed in this appeal and the court issued a stay until briefs are filed in the second appeal. A hearing on the second appeal before the Environmental Appeals Board (the “EAB”), case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs were submitted in the third quarter. If the Appellants in one or both of these matters ultimately prevail, the outcome may have a material adverse effect on our financial condition, results of operations or cash flows.
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control ("DNREC") issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining Company LLC for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve the assessment.

Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013:
Risks Related to Our Affiliation with PBFX
We depend upon PBFX for a substantial portion of our refineries’ logistics needs and have obligations for minimum volume commitments in our commercial agreements with PBFX.
We depend on PBFX to receive, handle and transfer crude oil for us from sources located throughout the United States and Canada in support of our three refineries under long-term, fee-based commercial agreements with us. These commercial agreements have an initial term of approximately seven years and include minimum quarterly volume commitments and inflation escalators. If we fail to meet the minimum volume commitment during any calendar quarter, we will be required to make a shortfall payment quarterly to PBFX equal to the volume of the shortfall multiplied by the applicable fee.
PBFX’s operations are subject to all of the risks and operational hazards inherent in receiving, handling and transferring crude oil, including: damages to its facilities, related equipment and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism; mechanical or structural failures at PBFX’s facilities or at third-party facilities on which its operations are dependent; curtailments of operations relative to severe seasonal weather; inadvertent damage to our facilities from construction, farm and utility equipment; and other hazards. Any of these events or factors could result in severe damage or destruction to PBFX’s assets or the temporary or permanent shut-down of PBFX’s facilities. If PBFX is unable to serve our logistics needs, our ability to operate our refineries and receive crude oil could be adversely impacted, which could adversely affect our business, financial condition and results of operations.

All of the executive officers and a majority of the initial directors of PBF GP are also officers of PBF Energy. Conflicts of interest could arise as a result of this arrangement.
PBF Energy indirectly owns and controls PBF GP, and appoints all of its officers and directors. All of the executive officers and a majority of the initial directors of PBF GP are also officers or a director of PBF Energy. These individuals will devote significant time to the business of PBFX. Although the directors and officers of PBF GP have a fiduciary duty to manage PBF GP in a manner that is beneficial to PBF Energy, as directors and officers of PBF GP they also have certain duties to PBFX and its unit holders. Conflicts of interest may arise between PBF Energy and its affiliates, including PBF GP, on the one hand, and PBFX and its unit holders, on the other hand. In resolving these conflicts of interest, PBF GP may favor its own interests and the interests of PBFX over the interests of PBF Energy. In certain circumstances, PBF GP may refer any conflicts of interest or potential conflicts of interest between PBFX, on the one hand, and PBF Energy, on the other hand, to its conflicts committee (which must consist entirely of independent directors) for resolution, which conflicts committee must act in the best interests of the public unit holders of PBFX. As a result, PBF GP may manage the business of PBFX in a way that may differ from the best interests of PBF Energy or its stockholders.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amended and Restated Revolving Credit Agreement, dated as of August 15, 2014, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC and UBS Securities LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s September 30, 2014 Quarterly Report on Form 10-Q (File No. 001-35764))

10.2	Contribution Agreement, dated as of September 16, 2014 (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-35764))

10.3
Amended and Restated Omnibus Agreement, dated as of September 30, 2014 (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

10.4
Amended and Restated Operation and Management Services and Secondment Agreement, dated as of September 30, 2014 (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

10.5
Delaware City West Ladder Rack Terminaling Services Agreement, dated as of October 1, 2014 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

31.1**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Furnished, not filed.
**	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date	November 13, 2014	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	November 13, 2014	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amended and Restated Revolving Credit Agreement, dated as of August 15, 2014, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC and UBS Securities LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s September 30, 2014 Quarterly Report on Form 10-Q (File No. 001-35764))

10.2	Contribution Agreement, dated as of September 16, 2014 (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-35764))

10.3
Amended and Restated Omnibus Agreement, dated as of September 30, 2014 (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

10.4
Amended and Restated Operation and Management Services and Secondment Agreement, dated as of September 30, 2014 (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

10.5
Delaware City West Ladder Rack Terminaling Services Agreement, dated as of September 30, 2014 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

31.1**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Furnished, not filed.
**	Filed herewith.