Form 10-Q
period 2016-06-30
PBF Finance Corp; PBF Holding Co LLC
filed 2016-08-12
CIK 1566097, 1566011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
PBF Holding Company LLC	☐	☐	☒	☐
PBF Finance Corporation	☐	☐	☒	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PBF Holding Company LLC	☐ Yes ☒ No
PBF Finance Corporation	☐ Yes ☒ No
PBF Holding Company LLC has no common stock outstanding. As of August 12, 2016, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

This Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC ("PBF Holding") and PBF Finance Corporation ("PBF Finance"). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC") and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. ("PBF Energy"), which is the sole managing member of, and owner of an equity interest representing approximately 95.2% of the outstanding economic interests in, PBF LLC as of June 30, 2016. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements", as defined in the Private Securities Litigation Reform Act of 1995, of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as "believes," "expects," "may," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as "cautionary statements," are disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2015 of PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2015 Annual Report on Form 10-K, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
• supply, demand, prices and other market conditions for our products, including volatility in commodity prices;
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
•termination of our A&R Intermediation Agreements with J. Aron could have a material adverse effect on our liquidity, as we would be required to finance our intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain intermediates and finished products located at the Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility or ability to make distributions;
•our assumptions regarding payments arising under PBF Energy's tax receivable agreement and other arrangements relating to PBF Energy;
•our expectations and timing with respect to our acquisition activity;
•our expectations with respect to our capital improvement and turnaround projects;

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
•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy and related commitments;
•adverse impacts related to recent legislation by the federal government lifting the restrictions on exporting U.S. crude oil;
•adverse impacts from changes in our regulatory environment, such as the effects of compliance with the California Global Warming Solutions Act (also referred to as "AB32"), or actions taken by environmental interest groups;
•market risks related to the volatility in the price of Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuel Standards and greenhouse gas ("GHG") emission credits required to comply with various GHG emission programs, such as AB32;
•our ability to complete the successful integration of the completed acquisitions of Chalmette Refining, L.L.C. and related logistic assets (collectively, the "Chalmette Acquisition") and the Torrance refinery and related logistics assets (collectively, the "Torrance Acquisition") into our business and to realize the benefits from such acquisitions;
•liabilities arising from the Chalmette Acquisition and/or Torrance Acquisition that are unforeseen or exceed our expectations; and
•any decisions we make with respect to our energy-related logistical assets that may be transferred to PBFX.
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,310,230	$914,749
Accounts receivable	645,404	454,759
Accounts receivable - affiliate	3,850	3,438
Inventories	1,308,536	1,174,272
Prepaid expense and other current assets	50,123	33,701
Total current assets	3,318,143	2,580,919

Property, plant and equipment, net	2,262,027	2,211,090
Deferred charges and other assets, net	370,429	290,713
Total assets	$5,950,599	$5,082,722

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$373,485	$314,843
Accounts payable - affiliate	21,904	23,949
Accrued expenses	1,303,771	1,117,435
Deferred tax liabilities	26,888	—
Deferred revenue	7,810	4,043
Total current liabilities	1,733,858	1,460,270

Delaware Economic Development Authority loan	4,000	4,000
Long-term debt	1,788,870	1,236,720
Affiliate notes payable	470,165	470,047
Deferred tax liabilities	25,721	20,577
Other long-term liabilities	78,564	69,824
Total liabilities	4,101,178	3,261,438

Commitments and contingencies (Note 9)

Equity:
Member's equity	1,489,892	1,479,175
Retained earnings	370,616	349,654
Accumulated other comprehensive loss	(23,733)	(24,770)
Total PBF Holding Company LLC equity	1,836,775	1,804,059
Noncontrolling interest	12,646	17,225
Total equity	1,849,421	1,821,284
Total liabilities and equity	$5,950,599	$5,082,722

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$3,855,773	$3,550,664	$6,655,958	$6,545,800

Costs and expenses:
Cost of sales, excluding depreciation	3,284,748	3,026,975	5,730,731	5,556,015
Operating expenses, excluding depreciation	271,539	192,150	568,178	425,527
General and administrative expenses	38,091	35,783	71,360	68,313
Loss (gain) on sale of assets	3,222	(632)	3,222	(991)
Depreciation and amortization expense	48,919	47,015	103,212	93,274
	3,646,519	3,301,291	6,476,703	6,142,138

Income from operations	209,254	249,373	179,255	403,662

Other (expenses) income
Change in fair value of catalyst leases	(1,748)	1,949	(4,633)	3,988
Interest expense, net	(31,279)	(22,955)	(64,550)	(44,027)
Income before income taxes	176,227	228,367	110,072	363,623
Income tax (benefit) expense	(5,277)	—	26,996	—
Net income	181,504	228,367	83,076	363,623
Less: net income attributable to noncontrolling interests	90	—	393	—
Net income attributable to PBF Holding Company LLC	$181,414	$228,367	$82,683	$363,623

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$181,504	$228,367	$83,076	$363,623
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	99	(75)	405	(4)
Net gain on pension and other postretirement benefits	316	400	632	800
Total other comprehensive income	415	325	1,037	796
Comprehensive income	181,919	228,692	84,113	364,419
Less: comprehensive income attributable to noncontrolling interests	90	—	393	—
Comprehensive income attributable to PBF Holding Company LLC	$181,829	$228,692	$83,720	$364,419

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$83,076	$363,623
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	107,945	97,378
Stock-based compensation	9,999	3,781
Change in fair value of catalyst lease obligations	4,633	(3,988)
Deferred income taxes	27,060	—
Change in non-cash lower of cost or market inventory adjustment	(216,843)	(127,166)
Non-cash change in inventory repurchase obligations	26,172	89,203
Pension and other post retirement benefit costs	15,355	12,893
Loss (gain) on sale of assets	3,222	(991)

Changes in operating assets and liabilities:
Accounts receivable	(190,645)	11,042
Due to/from affiliates	(2,457)	10,095
Inventories	82,579	(84,619)
Prepaid expense and other current assets	(16,422)	3,874
Accounts payable	58,642	18,534
Accrued expenses	164,247	(99,392)
Deferred revenue	3,767	5,991
Other assets and liabilities	(12,522)	(4,954)
Net cash provided by operations	147,808	295,304

Cash flows from investing activities:
Expenditures for property, plant and equipment	(110,035)	(224,046)
Expenditures for deferred turnaround costs	(106,649)	(22,918)
Expenditures for other assets	(21,325)	(5,424)
Chalmette Acquisition working capital settlement	(2,659)	—
Proceeds from sale of assets	6,860	138,131
Net cash used in investing activities	(233,808)	(114,257)

Cash flows from financing activities:
Distributions to members	(61,667)	—
Proceeds from affiliate notes payable	635	30,000
Repayment of affiliate notes payable	(517)	—
Proceeds from Rail Facility revolver borrowings	—	70,750
Repayments of Rail Facility revolver borrowings	(6,970)	(64,626)
Proceeds from revolver borrowings	550,000	—
Net cash provided by financing activities	481,481	36,124

Net increase in cash and cash equivalents	395,481	217,171
Cash and cash equivalents, beginning of period	914,749	218,403
Cash and cash equivalents, end of period	$1,310,230	$435,574

Supplemental cash flow disclosures
Non-cash activities:
Accrued distributions	$—	$146,585
Distribution of assets to PBF Energy Company LLC	—	15,975
Accrued construction in progress and unpaid fixed assets	8,149	21,367

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC ("PBF Holding" or the "Company"), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC"). PBF Energy Inc. ("PBF Energy") is the sole managing member of, and owner of an equity interest representing approximately 95.2% of the outstanding economic interest in, PBF LLC as of June 30, 2016. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC ("Delaware City Refining" or "DCR"), PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC ("Paulsboro Refining"), Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC ("Toledo Refining" or "TRC"), Chalmette Refining, L.L.C. ("Chalmette Refining") and MOEM Pipeline LLC are PBF LLC's principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. In addition, PBF LLC, through Chalmette Refining, holds an 80% interest in and consolidates Collins Pipeline Company and T&M Terminal Company. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the "Company".
On May 14, 2014, PBF Logistics LP ("PBFX"), a Delaware master limited partnership, completed its initial public offering (the "PBFX Offering") of 15,812,500 common units. Subsequent to the PBFX Offering, PBF Holding and PBF LLC entered into a series of drop-down transactions with PBFX.
During 2014, PBF Holding distributed to PBF LLC all of the equity interests of certain of its wholly-owned subsidiaries, whose assets consist of a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery (the "DCR West Rack") and a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"), which were subsequently acquired by PBFX. In addition, on May 14, 2015, PBF Holding distributed to PBF LLC, which subsequently contributed to PBFX, all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of a product pipeline, truck rack and related facilities located at our Delaware City refinery (collectively referred to as the “Delaware City Products Pipeline and Truck Rack”). Refer to Note 8 "Related Party Transactions" of our Notes to Condensed Consolidated Financial Statements for further information on agreements entered into with PBFX. Substantially all of the Company’s operations are in the United States. As of June 30, 2016, the Company’s four oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 of PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Noncontrolling Interest
Subsequent to the Chalmette Acquisition (as defined below), PBF Holding recorded noncontrolling interest in two subsidiaries of Chalmette refinery. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. The Company recorded aggregate earnings related to the noncontrolling interest in these subsidiaries of $90 and $393 for the three and six months ended June 30, 2016, respectively.
Prior Period Correction
During the quarter ended March 31, 2016, the Company recorded an out-of-period adjustment increasing deferred income tax liabilities and income tax expense by $30,481 as described in Note 6, Income Taxes. The Company has considered existing guidance in evaluating whether a restatement of prior financial statements is required as a result of these misstatements. The Company has quantitatively and qualitatively assessed the materiality of the errors and concluded that this correction did not have a material impact on the financial statements as of and for the three months ended March 31, 2016 nor as of and for the six months ended June 30, 2016 and the errors were not material to the prior period financial statements, and accordingly, the Company has not restated any prior period amounts.
Recently Adopted Accounting Guidance
Effective January 1, 2016, the Company adopted Accounting Standard Update ("ASU") No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"), which changed existing consolidation requirements associated with the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities, including limited partnerships and variable interest entities. The Company’s adoption of this guidance did not impact our consolidated financial statements.
Effective January 1, 2016, the Company adopted ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii) that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this guidance did not materially affect any of the Company's financial statements or related disclosures.
Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. The guidance in ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Under ASU 2015-17, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016 and interim periods within those years with early adoption permitted as of the beginning of an annual or

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

interim period after the issuance of the ASU. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amends how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. ASU 2016-01 also changes certain disclosure requirements and other aspects of current GAAP but does not change the guidance for classifying and measuring investments in debt securities and loans. Under ASU 2016-01, this guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments No. 2016-06 March 2016 a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-06”), to increase consistency in practice in applying guidance on determining if an embedded derivative is clearly and closely related to the economic characteristics of the host contract, specifically for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance in ASU 2016-06 applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 also contains additional guidance for nonpublic entities that do not apply to the Company. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down. This approach is an improvement to current GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Current GAAP prohibits reflecting those improvements in current period earnings. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, and requires a modified retrospective approach to adoption. Early adoption is permitted for

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
2. ACQUISITIONS
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”). The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding. Chalmette Refining is strategically positioned on the Gulf Coast with logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products and provides geographic diversification into PADD 3.
Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. Also included in the acquisition are a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility.
The aggregate purchase price for the Chalmette Acquisition was $322,000 in cash, plus inventory and final working capital of $245,963. As described below, the valuation of the working capital was finalized in the first quarter of 2016. The transaction was financed through a combination of cash on hand and borrowings under the Company’s asset based revolving credit agreement (the "Revolving Loan").
The Company accounted for the Chalmette Acquisition as a business combination under GAAP whereby we recognize assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The final purchase price and fair value allocation were completed as of March 31, 2016. During the measurement period, which ended in March 2016, adjustments were made to the Company's preliminary fair value estimates related primarily to inventories and accounts payable.
The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date. The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Net cash	$587,005
Cash acquired	(19,042)
Total consideration	$567,963

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Fair Value Allocation
Accounts receivable	$1,126
Inventories	271,434
Prepaid expenses and other current assets	913
Property, plant and equipment	356,961
Deferred charges and other assets	8,312
Accounts payable	(4,870)
Accrued expenses	(28,371)
Deferred tax liability	(25,721)
Noncontrolling interests	(11,821)
Fair value of net assets acquired	$567,963

In addition, in connection with the acquisition of Chalmette Refining, the Company acquired Collins Pipeline Company and T&M Terminal Company, which are both C-corporations for tax purposes. As a result, the Company recognized a deferred tax liability of $25,721 attributable to the book and tax basis difference in the C-corporation assets, which had a corresponding impact on noncontrolling interests of $5,144.
The Company’s consolidated financial statements for the three and six months ended June 30, 2016 include the results of operations of the Chalmette refinery whereas the same periods in 2015 do not include the results of operations of the Chalmette refinery. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2014, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the financing of the Chalmette Acquisition.

(Unaudited)	Six Months Ended June 30, 2015
Pro forma revenues	$8,831,441
Pro forma net income attributable to PBF Holding Company LLC	$435,593
The unaudited amount of revenues and net income above have been calculated after conforming Chalmette Refining's accounting policies to those of the Company and certain one-time adjustments.
Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to the Chalmette Acquisition, the Torrance Acquisition (as defined in "Note 13 - Subsequent Events"), and other pending and non-consummated acquisitions of $2,410 and $7,134 in the three and six months ended June 30, 2016, respectively. In the three and six months ended June 30, 2015, the Company incurred acquisition related costs of $129 and $679 respectively. These costs are included in the condensed consolidated statement of operations in General and administrative expenses.
Cash Held for Torrance Acquisition
At June 30, 2016, the Company's Cash and cash equivalents included $998,542 that was held to fund the Torrance Acquisition that closed on July 1, 2016.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

3. INVENTORIES
Inventories consisted of the following:

June 30, 2016
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$1,034,615	$—	$1,034,615
Refined products and blendstocks	739,813	371,013	1,110,826
Warehouse stock and other	63,588	—	63,588
	$1,838,016	$371,013	$2,209,029
Lower of cost or market reserve	(765,620)	(134,873)	(900,493)
Total inventories	$1,072,396	$236,140	$1,308,536

December 31, 2015
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$1,137,605	$—	$1,137,605
Refined products and blendstocks	687,389	411,357	1,098,746
Warehouse stock and other	55,257	—	55,257
	$1,880,251	$411,357	$2,291,608
Lower of cost or market reserve	(966,564)	(150,772)	(1,117,336)
Total inventories	$913,687	$260,585	$1,174,272

Inventory under inventory supply and intermediation arrangements included certain crude oil stored at the Company’s Delaware City refinery's storage facilities that the Company was obligated to purchase as it was consumed in connection with its Crude Supply Agreement that expired on December 31, 2015; and light finished products sold to counterparties in connection with the A&R Intermediation Agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.
Due to the lower crude oil and refined product pricing environment beginning at the end of 2014 and continuing throughout 2015 and into 2016, the Company recorded adjustments to value its inventories to the lower of cost or market. During the three months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $157,780 reflecting the net change in the lower of cost or market inventory reserve from $1,058,273 at March 31, 2016 to $900,493 at June 30, 2016. During the six months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $216,843 reflecting the net change in the lower of cost or market inventory reserve from $1,117,336 at December 31, 2015 to $900,493 at June 30, 2016.
During the three months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $105,958 reflecting the net change in the lower of cost or market inventory reserve from $668,902 at March 31, 2015 to $562,944 at June 30, 2015. During the six months ended June 30, 2015 the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $127,166 reflecting the net

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

change in the lower of cost or market inventory reserve from $690,110 at December 31, 2014 to $562,944 at June 30, 2015.

4. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	June 30, 2016	December 31, 2015
Deferred turnaround costs, net	$232,501	$177,236
Catalyst, net	90,444	77,725
Linefill	13,504	13,504
Restricted cash	1,500	1,500
Intangible assets, net	199	219
Other	32,281	20,529
Total deferred charges and other assets, net	$370,429	$290,713

5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015
Inventory-related accruals	$764,093	$548,800
Inventory supply and intermediation arrangements	248,345	252,380
Accrued transportation costs	78,236	91,546
Excise and sales tax payable	47,577	34,129
Renewable energy credit obligations	42,753	19,472
Accrued interest	30,701	22,313
Accrued utilities	20,546	25,192
Customer deposits	19,654	20,395
Accrued salaries and benefits	15,604	61,011
Accrued construction in progress	7,200	7,400
Other	29,062	34,797
Total accrued expenses	$1,303,771	$1,117,435

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. ("J. Aron"). As of June 30, 2016 and December 31, 2015, a liability is recognized for the Inventory supply and intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the A&R Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
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
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.
6. INCOME TAXES
PBF Holding is a limited liability company treated as a "flow-through" entity for income tax purposes. Accordingly, there is generally no benefit or provision for federal or state income tax in the PBF Holding financial statements apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining in the fourth quarter of 2015 and its wholly-owned Canadian subsidiary, PBF Energy Limited ("PBF Ltd."). The two subsidiaries acquired in connection with the Chalmette Acquisition are treated as C-Corporations for income tax purposes.
The two acquired subsidiaries incurred $366 and $1,164 of current income tax expense for the three and six months ended June 30, 2016, respectively. For the three months ended June 30, 2016, PBF Holding incurred a current tax benefit and deferred tax benefit in its income statement of $67 and $5,576, respectively, attributable to PBF Ltd. For the six months ended June 30, 2016, PBF Holding incurred a current tax benefit and deferred tax expense in its income statement of $79 and $25,911, respectively, attributable to PBF Ltd. During the preparation of the financial statements for the first quarter of 2016, management determined that the deferred income tax liabilities for PBF Ltd. were understated for prior periods. As of and for the three months ended March 31, 2016, the Company incurred $30,602 of deferred tax expense and $121 of current tax expense relating to a correction of prior periods which increased the recorded deferred and current tax liabilities by $30,602 and $121, respectively. This correction of prior periods did not impact the results for the second quarter of 2016.
7. AFFILIATE NOTES PAYABLE
As of June 30, 2016, PBF Holding had outstanding notes payable with PBF Energy and PBF LLC for an aggregate principal amount of $470,165 ($470,047 as of December 31, 2015). The notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium.
8. RELATED PARTY TRANSACTIONS
Commercial Agreements
PBF Holding entered into long-term, fee-based commercial agreements with PBFX. Under these agreements, PBFX provides various rail and truck terminaling and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to the Company. Prior to the PBFX Offering, the DCR Rail Terminal, Toledo Truck Terminal, the DCR West Rack and the Toledo Storage Facility and other assets contributed to PBFX subsequent to the PBFX Offering were owned, operated and maintained by PBF Holding. Therefore, PBF Holding did not previously pay a fee for the utilization of the facilities.
On April 29, 2016, PBFX closed on the purchase of four refined product terminals located in the greater Philadelphia region (the "East Coast Terminals") from an affiliate of Plains All American Pipeline, L.P. (the "PBFX Plains Asset Purchase"). In connection with the PBFX Plains Asset Purchase, PBFX assumed certain commercial agreements that Plains All American Pipeline, L.P. had previously entered into with PBF Holding and subsequent to the PBFX Plains Asset Purchase on April 29, 2016, PBF Holding entered into additional commercial agreements with PBFX related to the East Coast Terminals. These agreements have initial terms ranging from approximately three months to one year and include:

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

•
tank lease agreements, under which PBFX provides tank lease services to PBF Holding at the East Coast Terminals, with fees ranging from $0.45 to $0.55 per barrel received into the tank, up to 448,000 barrels, and $0.30 to $0.351 for all additional barrels received in excess of that amount. Additionally, the lease agreements include ancillary fees for tank to tank transfers; and

•
terminaling service agreements, under which PBFX provides terminaling and other services to PBF Holding at the East Coast Terminals, with fees ranging from $0.10 to $1.25 per barrel based on services provided, with additional flat rate fees for certain unloading/loading activities at the terminal.

The tank lease agreements contain minimum requirements for the amount of leased tank capacity contracted by PBF Holding. Additionally, the fees under each commercial agreement are indexed for inflation based on the changes in the U.S Consumer Price Index for All Urban Consumers (the “CPI-U”). Each of these commercial agreements also include automatic renewal options ranging from three months to one year terms, unless written notice is provided by either PBFX or PBF Holding thirty days prior to the end of the previous term.
Below is a summary of the commercial agreements entered into during the years ended December 31, 2015 and 2014 with PBFX having initial terms ranging from seven to ten years and corresponding fees for the use of each of the assets (no such agreements were entered into in the six months ended June 30, 2016 other than in connection with the PBFX Plains Asset Purchase). Each of these commercial agreements contains minimum volume commitments. The fees under each commercial agreement are indexed for inflation and the agreements give PBF Holding the option to renew for two additional five year terms following the expiration of the initial term.

•
A rail terminaling services agreement with PBFX with an initial term of approximately seven years, under which PBFX provides terminaling services at the DCR Rail Terminal (the "DCR Terminaling Agreement"). Pursuant to the DCR Terminaling Agreement, and based on the change in the U.S. Producer Price Index (the “PPI”), effective January 1, 2016, the terminaling service fee was decreased to $2.014 per barrel up to the minimum throughput commitment and $0.503 per barrel for volumes that exceed the minimum throughput commitment;

•
A truck unloading and terminaling services agreement with PBFX, with an initial term of approximately seven years, under which PBFX provides terminaling services at the Toledo Truck Terminal (the "Toledo Terminaling Agreement"). Pursuant to the Toledo Terminaling Agreement, and based on the change in the PPI, effective January 1, 2016, the terminaling service fee was decreased to $1.007 per barrel;

•
A terminaling services agreement, with an initial term of approximately seven years, under which PBFX provides rail terminaling services to PBF Holding at the DCR West Rack (the "West Ladder Rack Terminaling Agreement");

•
A storage and terminaling services agreement, with an initial term of ten years, under which PBFX provides storage and terminaling services to PBF Holding at the Toledo Storage Facility (the "Toledo Storage Facility Storage and Terminaling Agreement"). Additionally, the Toledo Storage Facility Storage and Terminaling Agreement contains minimum requirements for the amount of storage contracted by PBF Holding;

•
A pipeline service agreement with PBFX, with an initial term of approximately ten years, under which PBFX, through Delaware Pipeline Company (“DPC”), provides pipeline services to PBF Holding at the Delaware City Products Pipeline (the "Delaware City Pipeline Services Agreement"); and

•
A truck loading service agreement with PBFX, with an initial term of approximately ten years, under which PBFX, through Delaware City Logistics Company LLC (“DCLC”), provides terminaling services to PBF Holding at the Delaware City Truck Rack (the "Delaware City Truck Loading Agreement").

Other Agreements
In addition to the commercial agreements described above, PBF Holding also entered into an omnibus agreement with PBFX, PBF GP and PBF LLC, which addresses the payment of an annual fee, in the amount of $2,350 per year, for the provision of various general and administrative services, among other matters (as amended from time

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

to time, the "Omnibus Agreement"). PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement with PBFX under which PBFX reimburses PBF Holding for the provision of certain operational services to PBFX in support of its operations, including operational services performed by certain of PBF Holding's field-level employees (as amended from time to time, the "Services Agreement").
Summary of Transactions
A summary of revenue and expense transactions with our affiliates is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues under affiliate agreements:
Omnibus Agreement	$1,415	$1,234	$2,259	$2,470
Services Agreement	1,121	1,134	2,243	2,290
Total expenses under commercial agreements	37,965	34,868	74,514	67,713

9. COMMITMENTS AND CONTINGENCIES
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $11,340 recorded as of June 30, 2016 ($10,367 as of December 31, 2015) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of June 30, 2016 and December 31, 2015, this liability is self-guaranteed by the Company.
In connection with the acquisition of the Delaware City assets, Valero Energy Corporation ("Valero") remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.
In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco, Inc. (R&M) ("Sunoco") remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.
In connection with the acquisition of the Chalmette refinery, the Company obtained $3,936 in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of thirty years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities at the refinery.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, all of the Northeastern states and Washington DC have adopted sulfur controls on heating oil. Most of the Northeastern states will now require heating oil with 15 PPM or less sulfur by July 1, 2018 (except for Pennsylvania and Maryland - 500 ppm sulfur required). All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.
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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. The EPA published the final 2014-2016 Renewable standards late in 2015. The EPA essentially set the standards for 2014 and 2015 at the estimated actual renewable fuel used in each year given they were for the most part regulating activities that had already occurred. In setting the 2016 standards the EPA recognized the E10 blend wall and used the general waiver authority to set the 2016 renewable fuel requirement lower than the original requirements stated in the Energy Independence Security Act (EISA). These new standards are being challenged by both renewable fuel producers and obligated parties in legal actions. The courts are attempting to consolidate some of these challenges. It appears unlikely the courts will be able resolve these issues before EPA releases the final 2017 standards late in 2016 assuming they stay on schedule. The EPA did propose the 2017 standards in May of 2016 and raised the requirements above the 2016 standards. Numerous public interest groups have publicly indicated that they believe that the EPA is relying on perhaps somewhat aggressive expectations of E15 and E85 marketing in proposing the new standards. The EPA is receiving comments on the new proposal and is targeting to release the final rule by the end of November 2016 as required. The Company is currently evaluating the final standards and they may have a material impact on the Company's cost of compliance with RFS 2.
The EPA published a Final Rule to the Clean Water Act ("CWA") Section 316(b) in August 2014 regarding cooling water intake structures, which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but state agencies have the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.
In addition, on December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies ("MACT") for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene will need to be implemented by January 30, 2018. The Company is currently evaluating the final standards to evaluate the impact of this regulation, and at this time does not anticipate it will have a material impact on the Company's financial position, results of operations or cash flows.
In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. The Company purchased RINs to satisfy a portion of its obligations under the Renewable Fuels Standard program for calendar year 2012 and had purchased some RINs the EPA considered invalid. The Company continues to purchase RINs to satisfy its obligations under the RFS program, and on April 11, 2016, the Company was notified by the

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

EPA that the EPA’s records indicated that it used potentially invalid RINs generated by one of the companies. The EPA directed the Company to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. The Company has retired the invalid RINs and on May 6, 2016, the counterparty who sold the RINs to the Company replaced the RINs. The counterparty has also agreed to indemnify the Company for certain penalties to the extent imposed by the EPA. On July 28, 2016, the Company and the EPA entered an Administrative Settlement Agreement to resolve the matter which requires the payment of a $250 penalty. The Company expects to be reimbursed by the counterparty for this penalty under the indemnification agreement. In any event, the penalty is not expected to have a material effect on its financial condition, results of operations or cash flows.
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
Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro-rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro-rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
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
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or the Company. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 95.2% interest in PBF LLC as of June 30, 2016 (95.1% as of December 31, 2015). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
10. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$7,339	$5,789	$14,679	$11,579
Interest cost	775	707	1,551	1,416
Expected return on plan assets	(1,107)	(829)	(2,213)	(1,659)
Amortization of prior service costs	13	13	26	26
Amortization of loss	194	311	388	622
Net periodic benefit cost	$7,214	$5,991	$14,431	$11,984

	Three Months Ended June 30,		Six Months Ended June 30,
Post Retirement Medical Plan	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$219	$244	$439	$488
Interest cost	133	134	267	269
Amortization of prior service costs	109	76	218	152
Amortization of loss	—	—	—	—
Net periodic benefit cost	$461	$454	$924	$909

11. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2016 and December 31, 2015.
We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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

	As of June 30, 2016
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$25,005	$—	$—	$25,005	N/A	$25,005
Commodity contracts	17,039	23,098	493	40,630	(26,175)	14,455
Derivatives included with inventory intermediation agreement obligations	—	9,338	—	9,338	—	9,338
Liabilities:
Commodity contracts	21,690	4,485	—	26,175	(26,175)	—
Catalyst lease obligations	—	36,436	—	36,436	—	36,436

	As of December 31, 2015
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$631,280	$—	$—	$631,280	N/A	$631,280
Commodity contracts	63,810	31,256	3,543	98,609	(52,482)	46,127
Derivatives included with inventory intermediation agreement obligations	—	35,511	—	35,511	—	35,511
Liabilities:
Commodity contracts	49,960	2,522	—	52,482	(52,482)	—
Catalyst lease obligations	—	31,802	—	31,802	—	31,802
The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

•
The commodity contracts categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted prices in an active market. The commodity contracts categorized in Level 2 of the fair value hierarchy are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.

•
The commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices are not readily available due to market illiquidity. The forward prices used to value these swaps were derived using broker quotes, prices from other third party sources and other available market based data.

•
The derivatives included with inventory supply arrangement obligations, derivatives included with inventory intermediation agreement obligations and the catalyst lease obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2016 and December 31, 2015, $9,811 and $9,325,

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$1,915	$9,678	$3,543	$1,521
Purchases	—	—	—	—
Settlements	(746)	(10,111)	(1,003)	(11,311)
Unrealized gain included in earnings	(676)	2,338	(2,047)	11,695
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$493	$1,905	$493	$1,905

There were no transfers between levels during the three and six months ended June 30, 2016 and 2015, respectively.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes due 2020 (a)	$670,243	$704,783	$669,644	$706,246
Revolving Loan (b)	550,000	550,000	—	—
Senior Secured Notes due 2023 (a)	500,000	483,584	500,000	492,452
Rail Facility (b)	60,521	60,521	67,491	67,491
Catalyst leases (c)	36,436	36,436	31,802	31,802
	1,817,200	1,835,324	1,268,937	1,297,991
Less - Current maturities	—	—	—	—
Less - Unamortized deferred financing costs	28,330	n/a	32,217	n/a
Long-term debt	$1,788,870	$1,835,324	$1,236,720	$1,297,991

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

12. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. Prior to December 31, 2015, the Company’s crude supply agreement contained purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements commencing in July 2013 that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of June 30, 2016, there were no barrels of crude oil and feedstocks (no barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2015) outstanding under these derivative instruments not designated as hedges. As of June 30, 2016, there were 3,300,487 barrels of intermediates and refined products (3,776,011 barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2015) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2016, there were 30,486,500 barrels of crude oil and 5,857,000 barrels of refined products (39,577,000 and 4,599,136, respectively, as of December 31, 2015), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of June 30, 2016 and December 31, 2015 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
June 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$9,338
December 31, 2015:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$35,511

Derivatives not designated as hedging instruments:
June 30, 2016:
Commodity contracts	Accounts receivable	$14,455
December 31, 2015:
Commodity contracts	Accounts receivable	$46,127

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following table provides information about the gain or loss recognized in income on these derivative instruments and the line items in the condensed consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended June 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$8,973
For the three months ended June 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(1,808)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(20,888)
For the six months ended June 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(26,172)
For the six months ended June 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(4,629)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(84,574)

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2016:
Commodity contracts	Cost of sales	$(19,134)
For the three months ended June 30, 2015:
Commodity contracts	Cost of sales	$(3,969)
For the six months ended June 30, 2016:
Commodity contracts	Cost of sales	$(39,087)
For the six months ended June 30, 2015:
Commodity contracts	Cost of sales	$(45,097)

Hedged items designated in fair value hedges:
For the three months ended June 30, 2016:
Intermediate and refined product inventory	Cost of sales	$(8,973)
For the three months ended June 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$1,808
Intermediate and refined product inventory	Cost of sales	$20,888
For the six months ended June 30, 2016:
Intermediate and refined product inventory	Cost of sales	$26,172
For the six months ended June 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$4,629
Intermediate and refined product inventory	Cost of sales	$84,574

The Company had no ineffectiveness related to the Company's fair value hedges for the three and six months ended June 30, 2016 and 2015.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. SUBSEQUENT EVENTS
Torrance Acquisition
On July 1, 2016, the Company completed its acquisition of the Torrance refinery and related logistics assets (collectively, the "Torrance Acquisition") from ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company (together, the "Sellers"). The Torrance refinery, located in Torrance, California, is a high-conversion, delayed-coking refinery. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets.
In addition to refining assets, the transaction includes a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction are several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport. The refinery also has crude and product storage facilities.
The purchase price for the assets was $537,500, plus preliminary working capital of $460,934, which is subject to final valuation within ninety days of closing. In addition, the Company assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand including proceeds from PBF Energy's October 2015 Equity Offering, the Company's 2023 Senior Secured Notes offering and borrowings under the Company’s Revolving Loan. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed and the working capital at closing calculation is pending the completion of an independent appraisal and other evaluations.
The Torrance Acquisition provides the Company with a broader more diversified asset base and increases the number of operating refineries from four to five and the Company's combined crude oil throughput capacity. The acquisition also provides the Company with a presence in the attractive Petroleum Administration for Defense Districts ("PADD") 5 market.
Rail Facility Revolving Credit Facility
On July 15, 2016, the Rail Facility was amended to, among other things, extend the maturity from April 29, 2017 to October 31, 2017. The amendment also reduced the aggregate commitment to the amount outstanding, therefore, eliminating the commitment fee and requires the Company to repay $20,000 of the outstanding balance on or prior to January 1, 2017.
Distributions
On July 29, 2016, PBF Energy, PBF Holding's indirect parent, declared a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on August 23, 2016 to PBF Energy Class A common stockholders of record at the close of business on August 9, 2016. PBF Holding intends to make a distribution of approximately $30,839 to PBF LLC, which in turn will make pro-rata distributions to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
Related Party
On July 1, 2016, the Company entered into a consulting services agreement with Thomas D. O'Malley, the former Executive Chairman of the Company. Compensation for the services under the agreement will be $1,000 annually. The consulting services agreement expires on December 31, 2018. In addition, Mr. O'Malley will receive payments and benefits afforded to him under his Third Amended and Restated Employment Agreement in connection with his retirement.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Torrance Valley Pipeline Company
On August 11, 2016, PBF Energy announced that it had entered into a non-binding letter of intent whereby the Company would sell a 50% interest in the Torrance Valley Pipeline Company ("TVPC"), an indirect subsidiary of PBF Holding, to PBFX for total consideration of approximately $175,000 in cash. PBF Energy and PBFX currently anticipate executing definitive agreements within the next 30 days and closing the acquisition in the third quarter of 2016, subject to customary closing conditions.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
As of June 30, 2016, PBF Services Company, Delaware City Refining Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC, Chalmette Refining, L.L.C. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the Senior Secured Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as "Issuer." The indentures dated February 9, 2012 and November 24, 2015, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as "Guarantor Subsidiaries." PBF Energy Limited, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company and T&M Terminal Company are consolidated subsidiaries of the Company that are not guarantors of the Senior Secured Notes.

The Senior Secured Notes were co-issued by PBF Finance. For purposes of the following footnote, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following supplemental combining and condensed consolidating financial information reflects the Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, the combining and consolidating adjustments and eliminations and the Issuer’s consolidated accounts for the dates and periods indicated. For purposes of the following combining and consolidating information, the Issuer’s investment in its subsidiaries and the Guarantor subsidiaries' investments in their subsidiaries are accounted for under the equity method of accounting.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	June 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$1,257,959	$20,922	$32,694	$(1,345)	$1,310,230
Accounts receivable	621,054	4,973	19,377	—	645,404
Accounts receivable - affiliate	1,574	2,276	—	—	3,850
Inventories	717,615	391,386	199,535	—	1,308,536
Prepaid expense and other current assets	28,498	21,437	188	—	50,123
Due from related parties	21,965,189	21,002,264	3,889,446	(46,856,899)	—
Total current assets	24,591,889	21,443,258	4,141,240	(46,858,244)	3,318,143

Property, plant and equipment, net	33,930	2,015,974	212,123	—	2,262,027
Investment in subsidiaries	1,051,658	118,982	—	(1,170,640)	—
Deferred charges and other assets, net	28,613	340,316	1,500	—	370,429
Total assets	$25,706,090	$23,918,530	$4,354,863	$(48,028,884)	$5,950,599

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$277,287	$88,947	$8,596	$(1,345)	$373,485
Accounts payable - affiliate	21,904	—	—	—	21,904
Accrued expenses	678,777	515,662	109,332	—	1,303,771
Deferred tax liability	—	—	26,888	—	26,888
Deferred revenue	7,810	—	—	—	7,810
Due to related parties	20,680,061	22,279,141	3,897,697	(46,856,899)	—
Total current liabilities	21,665,839	22,883,750	4,042,513	(46,858,244)	1,733,858

Delaware Economic Development Authority loan	—	4,000	—	—	4,000
Long-term debt	1,692,266	36,364	60,240	—	1,788,870
Affiliate notes payable	470,165	—	—	—	470,165
Deferred tax liability	—	—	25,721	—	25,721
Other long-term liabilities	28,399	50,165	—	—	78,564
Total liabilities	23,856,669	22,974,279	4,128,474	(46,858,244)	4,101,178

Commitments and contingencies

Equity:
Member's equity	1,489,892	1,076,840	145,530	(1,222,370)	1,489,892
Retained earnings (accumulated deficit)	370,616	(136,999)	80,859	56,140	370,616
Accumulated other comprehensive (loss) income	(23,733)	(8,236)	—	8,236	(23,733)
Total PBF Holding Company LLC equity	1,836,775	931,605	226,389	(1,157,994)	1,836,775
Noncontrolling interest	12,646	12,646	—	(12,646)	12,646
Total equity	1,849,421	944,251	226,389	(1,170,640)	1,849,421
Total liabilities and equity	$25,706,090	$23,918,530	$4,354,863	$(48,028,884)	$5,950,599

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	December 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$882,820	$6,236	$28,968	$(3,275)	$914,749
Accounts receivable	430,809	11,057	12,893	—	454,759
Accounts receivable - affiliate	917	2,521	—	—	3,438
Inventories	608,646	363,151	202,475	—	1,174,272
Prepaid expense and other current assets	24,243	9,074	384	—	33,701
Due from related parties	20,236,649	20,547,503	3,262,382	(44,046,534)	—
Total current assets	22,184,084	20,939,542	3,507,102	(44,049,809)	2,580,919

Property, plant and equipment, net	25,240	1,960,066	225,784	—	2,211,090
Investment in subsidiaries	1,740,111	143,349	—	(1,883,460)	—
Deferred charges and other assets, net	23,973	265,240	1,500	—	290,713
Due from related party - long term	—	—	20,577	(20,577)	—
Total assets	$23,973,408	$23,308,197	$3,754,963	$(45,953,846)	$5,082,722

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$196,988	$113,564	$7,566	$(3,275)	$314,843
Accounts Payable - affiliate	23,949	—	—	—	23,949
Accrued expenses	503,179	495,842	118,414	—	1,117,435
Deferred revenue	4,043	—	—	—	4,043
Due to related parties	19,787,807	21,026,310	3,232,417	(44,046,534)	—
Total current liabilities	20,515,966	21,635,716	3,358,397	(44,049,809)	1,460,270

Delaware Economic Development Authority loan	—	4,000	—	—	4,000
Long-term debt	1,137,980	31,717	67,023	—	1,236,720
Affiliate notes payable	470,047	—	—	—	470,047
Deferred tax liability	—	—	20,577	—	20,577
Other long-term liabilities	28,131	41,693	—	—	69,824
Due to related party - long term	—	20,577	—	(20,577)	—
Total liabilities	22,152,124	21,733,703	3,445,997	(44,070,386)	3,261,438

Commitments and contingencies

Equity:
Member's equity	1,479,175	1,062,717	182,696	(1,245,413)	1,479,175
Retained earnings (accumulated deficit)	349,654	502,788	126,270	(629,058)	349,654
Accumulated other comprehensive (loss) income	(24,770)	(8,236)	—	8,236	(24,770)
Total PBF Holding Company LLC equity	1,804,059	1,557,269	308,966	(1,866,235)	1,804,059
Noncontrolling interest	17,225	17,225	—	(17,225)	17,225
Total equity	1,821,284	1,574,494	308,966	(1,883,460)	1,821,284
Total liabilities and equity	$23,973,408	$23,308,197	$3,754,963	$(45,953,846)	$5,082,722

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$3,834,460	$95,163	$339,721	$(413,571)	$3,855,773

Costs and expenses
Cost of sales, excluding depreciation	3,300,539	39,483	358,297	(413,571)	3,284,748
Operating expenses, excluding depreciation	(28)	268,608	2,959	—	271,539
General and administrative expenses	28,609	9,209	273	—	38,091
Gain on sale of assets	—	24	3,198	—	3,222
Depreciation and amortization expense	1,379	45,780	1,760	—	48,919
	3,330,499	363,104	366,487	(413,571)	3,646,519

Income (loss) from operations	503,961	(267,941)	(26,766)	—	209,254

Other income (expense)
Equity in (loss) earnings of subsidiaries	(292,212)	—	—	292,212	—
Change in fair value of catalyst lease	—	(1,748)	—	—	(1,748)
Interest expense, net	(30,245)	(484)	(550)	—	(31,279)
Net income (loss) before income taxes	181,504	(270,173)	(27,316)	292,212	176,227
Income taxes benefit	—	—	(5,277)	—	(5,277)
Net income (loss)	181,504	(270,173)	(22,039)	292,212	181,504
Less: net income (loss) attributable to noncontrolling interest	90	90	—	(90)	90
Net income (loss) attributable to PBF Holding Company LLC	$181,414	$(270,263)	$(22,039)	$292,302	$181,414

Comprehensive income (loss) attributable to PBF Holding Company LLC	$181,829	$(270,263)	$(22,039)	$292,302	$181,829

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$3,529,849	$275,743	$330,048	$(584,976)	$3,550,664

Costs and expenses
Cost of sales, excluding depreciation	3,036,655	234,226	341,070	(584,976)	3,026,975
Operating expenses, excluding depreciation	(4,526)	196,557	119	—	192,150
General and administrative expenses	32,646	3,639	(502)	—	35,783
Gain on sale of assets	—	(232)	(400)	—	(632)
Depreciation and amortization expense	2,506	43,913	596	—	47,015
	3,067,281	478,103	340,883	(584,976)	3,301,291

Income (loss) from operations	462,568	(202,360)	(10,835)	—	249,373

Other income (expense)
Equity in (loss) earnings of subsidiaries	(213,468)	—	—	213,468	—
Change in fair value of catalyst lease	—	1,949	—	—	1,949
Interest expense, net	(20,733)	(1,372)	(850)	—	(22,955)
Net income (loss) before income taxes	228,367	(201,783)	(11,685)	213,468	228,367
Income taxes expense	—	—	—	—	—
Net income (loss)	228,367	(201,783)	(11,685)	213,468	228,367
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to PBF Holding Company LLC	$228,367	$(201,783)	$(11,685)	$213,468	$228,367

Comprehensive income (loss) attributable to PBF Holding Company LLC	$228,692	$(201,783)	$(11,685)	$213,468	$228,692

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Six Months Ended June 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$6,630,376	$144,782	$660,441	$(779,641)	$6,655,958

Costs and expenses
Cost of sales, excluding depreciation	5,739,927	103,453	666,992	(779,641)	5,730,731
Operating expenses, excluding depreciation	(400)	562,642	5,936	—	568,178
General and administrative expenses	57,306	16,060	(2,006)	—	71,360
Loss on sale of assets	—	24	3,198	—	3,222
Depreciation and amortization expense	3,076	96,522	3,614	—	103,212
	5,799,909	778,701	677,734	(779,641)	6,476,703

Income (loss) from operations	830,467	(633,919)	(17,293)	—	179,255

Other income (expense)
Equity in (loss) earnings of subsidiaries	(684,805)	—	—	684,805	—
Change in fair value of catalyst lease	—	(4,633)	—	—	(4,633)
Interest expense, net	(62,586)	(842)	(1,122)	—	(64,550)
Net income (loss) before income taxes	83,076	(639,394)	(18,415)	684,805	110,072
Income taxes expense	—	—	26,996	—	26,996
Net income (loss)	83,076	(639,394)	(45,411)	684,805	83,076
Less: net income attributable to noncontrolling interest	393	393	—	(393)	393
Net income (loss) attributable to PBF Holding Company LLC	$82,683	$(639,787)	$(45,411)	$685,198	$82,683

Comprehensive income (loss) attributable to PBF Holding Company LLC	$83,720	$(639,787)	$(45,411)	$685,198	$83,720

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Six Months Ended June 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$6,522,006	$536,576	$828,651	$(1,341,433)	$6,545,800

Costs and expenses
Cost of sales, excluding depreciation	5,527,418	572,883	797,147	(1,341,433)	5,556,015
Operating expenses, excluding depreciation	(3,720)	429,462	(215)	—	425,527
General and administrative expenses	58,328	9,160	825	—	68,313
Gain on sale of assets	(181)	(233)	(577)	—	(991)
Depreciation and amortization expense	5,548	86,676	1,050	—	93,274
	5,587,393	1,097,948	798,230	(1,341,433)	6,142,138

Income (loss) from operations	934,613	(561,372)	30,421	—	403,662

Other income (expense)
Equity in earnings (loss) of subsidiaries	(531,606)	—	—	531,606	—
Change in fair value of catalyst lease	—	3,988	—	—	3,988
Interest expense, net	(39,384)	(3,065)	(1,578)	—	(44,027)
Net income (loss) before income taxes	363,623	(560,449)	28,843	531,606	363,623
Income taxes expense	—	—	—	—	—
Net income (loss)	363,623	(560,449)	28,843	531,606	363,623
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to PBF Holding Company LLC	$363,623	$(560,449)	$28,843	$531,606	$363,623

Comprehensive income (loss) attributable to PBF Holding Company LLC	$364,419	$(560,449)	$28,843	$531,606	$364,419

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Six Months Ended June 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$83,076	$(639,394)	$(45,411)	$684,805	$83,076
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	7,405	96,645	3,895	—	107,945
Stock-based compensation	—	9,999	—	—	9,999
Change in fair value of catalyst lease obligations	—	4,633	—	—	4,633
Deferred income taxes	—	—	27,060	—	27,060
Change in non-cash lower of cost or market inventory adjustment	(200,063)	(16,780)	—	—	(216,843)
Non-cash change in inventory repurchase obligations	—	26,172	—	—	26,172
Pension and other post retirement benefit costs	3,464	11,891	—	—	15,355
Gain on sale of assets	—	24	3,198	—	3,222
Equity in earnings of subsidiaries	684,805	—	—	(684,805)	—
Changes in current assets and current liabilities:
Accounts receivable	(190,245)	6,084	(6,484)	—	(190,645)
Due to/from affiliates	(838,988)	798,315	38,216	—	(2,457)
Inventories	91,094	(11,455)	2,940	—	82,579
Prepaid expenses and other current assets	(4,255)	(12,365)	198	—	(16,422)
Accounts payable	80,299	(24,617)	1,030	1,930	58,642
Accrued expenses	175,598	(2,269)	(9,082)	—	164,247
Deferred revenue	3,767	—	—	—	3,767
Other assets and liabilities	(10,304)	(3,305)	1,087	—	(12,522)
Net cash (used in) provided by operating activities	(114,347)	243,578	16,647	1,930	147,808

Cash flows from investing activities:
Expenditures for property, plant and equipment	(11,765)	(98,259)	(11)	—	(110,035)
Expenditures for deferred turnaround costs	—	(106,649)	—	—	(106,649)
Expenditures for other assets	—	(21,325)	—	—	(21,325)
Investment in subsidiaries	12,800	—	—	(12,800)	—
Chalmette Acquisition working capital settlement	—	(2,659)	—	—	(2,659)
Proceeds from sale of assets	—	—	6,860	—	6,860
Net cash provided by (used in) investing activities	1,035	(228,892)	6,849	(12,800)	(233,808)

Cash flows from financing activities:
Distribution to Parent	—	—	(12,800)	12,800	—
Distribution to members	(61,667)	—	—	—	(61,667)
Proceeds from affiliate notes payable	635	—	—	—	635
Repayments of affiliate notes payable	(517)	—	—	—	(517)
Proceeds from revolver borrowings	550,000	—	—	—	550,000
Repayments of Rail Facility revolver borrowings	—	—	(6,970)	—	(6,970)
Net cash provided by (used in) financing activities	488,451	—	(19,770)	12,800	481,481

Net increase in cash and cash equivalents	375,139	14,686	3,726	1,930	395,481
Cash and cash equivalents, beginning of period	882,820	6,236	28,968	(3,275)	914,749
Cash and cash equivalents, end of period	$1,257,959	$20,922	$32,694	$(1,345)	$1,310,230

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Six Months Ended June 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$363,623	$(560,449)	$28,843	$531,606	$363,623
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	9,154	86,689	1,535	—	97,378
Stock-based compensation	—	3,781	—	—	3,781
Change in fair value of catalyst lease obligations	—	(3,988)	—	—	(3,988)
Non-cash change in inventory repurchase obligations	—	89,203	—	—	89,203
Non-cash lower of cost of market inventory adjustment	(164,867)	37,701	—	—	(127,166)
Pension and other post retirement benefit costs	3,969	8,924	—	—	12,893
Gain on sale of assets	(181)	(233)	(577)	—	(991)
Equity in earnings of subsidiaries	531,606	—	—	(531,606)	—
Changes in current assets and current liabilities:
Accounts receivable	15,287	23,235	(27,480)	—	11,042
Due to/from affiliates	(554,250)	548,558	15,787	—	10,095
Inventories	87,556	(105,460)	(66,715)	—	(84,619)
Prepaid expenses and other current assets	5,173	(1,299)	—	—	3,874
Accounts payable	47,715	(26,414)	(3,815)	1,048	18,534
Accrued expenses	(37,550)	(9,046)	(52,796)	—	(99,392)
Deferred revenue	5,991	—	—	—	5,991
Other assets and liabilities	1,155	(5,846)	(263)	—	(4,954)
Net cash provided by (used in) operating activities	314,381	85,356	(105,481)	1,048	295,304

Cash flows from investing activities:
Expenditures for property, plant and equipment	(166,857)	(57,189)	—	—	(224,046)
Expenditures for refinery turnarounds costs	—	(22,918)	—	—	(22,918)
Expenditures for other assets	—	(5,424)	—	—	(5,424)
Investment in subsidiaries	5,000	—	—	(5,000)	—
Proceeds from sale of assets	41,597	—	96,534	—	138,131
Net cash provided by (used in) investing activities	(120,260)	(85,531)	96,534	(5,000)	(114,257)

Cash flows from financing activities:
Proceeds from members' capital contributions	—	—	5,000	(5,000)	—
Distributions to Parent	—	—	(10,000)	10,000	—
Proceeds from affiliate notes payable	30,000	—	—	—	30,000
Proceeds from Rail Facility revolver borrowings	—	—	70,750	—	70,750
Repayments of Rail Facility revolver borrowing	—	—	(64,626)	—	(64,626)
Net cash provided by financing activities	30,000	—	1,124	5,000	36,124

Net increase (decrease) in cash and cash equivalents	224,121	(175)	(7,823)	1,048	217,171
Cash and cash equivalents, beginning of period	185,381	704	34,334	(2,016)	218,403
Cash and cash equivalents, end of period	$409,502	$529	$26,511	$(968)	$435,574

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Holding Company LLC included in the Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Holding and its consolidated subsidiaries.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest and Gulf Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of June 30, 2016, we owned and operated four domestic oil refineries and related assets, which we acquired in 2010, 2011 and 2015. As of June 30, 2016, our refineries have a combined processing capacity, known as throughput, of approximately 730,000 barrels per day ("bpd"), and a weighted-average Nelson Complexity Index of 11.7. The Company's four oil refineries are aggregated into one reportable segment.
As of June 30, 2016, our four refineries are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey and New Orleans, Louisiana. Our Mid-Continent refinery at Toledo processes light, sweet crude and has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s West Texas Intermediate ("WTI") based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have the flexibility to receive crude and feedstock via both water and rail. We have expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities that was completed in February 2013. The Delaware City rail unloading facility, which was transferred to our affiliate, PBF Logistics LP ("PBFX" or the "Partnership"), in 2014, allows our East Coast refineries the flexibility to source WTI-based crudes from Western Canada and the Mid-Continent, when doing so provides cost advantages versus traditional Brent-based international crudes. We believe this sourcing optionality can be a beneficial component to the profitability of our East Coast refining system in certain crude pricing environments. The Chalmette refinery, located outside of New Orleans, Louisiana, is a 189,000 bpd, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil. The facility is strategically positioned on the Gulf Coast with strong logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products.
PBF Holding is a wholly-owned subsidiary of PBF LLC and an indirect subsidiary of PBF Energy. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's refinery operating subsidiaries.
On May 2014, PBFX completed its initial public offering ("the PBFX Offering") of 15,812,500 common units. Subsequent to the PBFX Offering, PBF Holding and PBF LLC entered into a series of drop-down transaction with PBFX. PBF Holding distributed to PBF LLC, who subsequently contributed to PBFX, all of the issued and outstanding limited liability interests in certain of its wholly-owned companies, whose assets include a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which we refer to as the “Delaware City Rail Terminal”), a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”), a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery (which we refer to as the "DCR West Rack"), and a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (which we refer to as the "Toledo Storage Facility"). In addition, on May 14, 2015, PFB LLC contributed to PBFX all of the issued and outstanding limited liability interests of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of a product pipeline, truck rack and related facilities located at our Delaware City refinery (collectively referred to as the “Delaware City Products Pipeline and Truck Rack”).
Recent Developments
Recent significant business developments affecting the Company are discussed below.
Torrance Acquisition
On July 1, 2016, the Company acquired from ExxonMobil Oil Corporation (“ExxonMobil”) and its subsidiary, Mobil Pacific Pipeline Company (together, the “Torrance Sellers”), the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”). The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 barrel per day, delayed-coking refinery with a Nelson Complexity of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition is expected to further increase the Company's total throughput capacity to approximately 900,000 bpd.
In addition to refining assets, the Torrance Acquisition includes a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a 171-mile crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction are several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport. The Torrance refinery also has crude and product storage facilities with approximately 8.6 million barrels of shell capacity.
The purchase price for the assets was $537.5 million, plus preliminary working capital of $460.9 million, which is to subject to final valuation within ninety days of closing. In addition, the Company assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand including proceeds from PBF Energy's October 2015 Equity Offering, the Company's 2023 Senior Secured Notes offering and borrowings under the Company’s Revolving Loan. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed and the working capital at closing is pending the completion of an independent appraisal and other evaluations.
The Torrance Acquisition provides the Company with a broader more diversified asset base and increases the number of operating refineries from four to five and the Company's combined crude oil throughput capacity. The acquisition also provides the Company with a presence in the attractive Petroleum Administration for Defense Districts ("PADD") 5 market.
Torrance Valley Pipeline Company
On August 11, 2016, PBF Energy announced that it had entered into a non-binding letter of intent whereby the Company would sell a 50% interest in the Torrance Valley Pipeline Company ("TVPC"), an indirect subsidiary of PBF Holding, to PBFX for total consideration of approximately $175.0 million in cash. PBF Energy and PBFX currently anticipate executing definitive agreements within the next 30 days and closing the acquisition in the third quarter of 2016, subject to customary closing conditions.

Factors Affecting Comparability Between Periods
Agreements with PBFX
PBF Holding entered into long-term, fee-based commercial agreements with PBFX. Under these agreements, PBFX provides various rail and truck terminaling services, pipeline services, and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes and storage capacity. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to PBF Holding. Prior to the PBFX Offering, the DCR Rail Terminal, Toledo Truck Terminal, the DCR West Rack and the Toledo Storage Facility were owned, operated and maintained by PBF Holding's subsidiaries. Additionally, the Delaware City Products Pipeline and Truck Rack was owned, operated and maintained by PBF Holding's subsidiaries until May 15, 2015. PBF Holding did not previously pay a fee for the utilization of these facilities prior to their acquisition by PBFX. Below is a summary of the agreements for the use of each of the assets.
Commercial Agreements with PBFX
East Coast Terminals
On April 29, 2016, PBFX closed on the purchase of four refined product terminals located in the greater Philadelphia region (the "East Coast Terminals") from an affiliate of Plains All American Pipeline, L.P.. PBF Holding has entered into commercial agreements related to the East Coast Terminals. These agreements have initial terms ranging from approximately three months to one year and include:
•tank lease agreements, under which PBFX provides tank lease services to PBF Holding at the East Coast Terminals, with fees ranging from $0.45 to $0.55 per barrel received into the tank, up to 448,000 barrels, and $0.30 to $0.351 for all additional barrels received in excess of that amount. Additionally, the lease agreements include ancillary fees for tank to tank transfers; and
•terminaling service agreements, under which PBFX provides terminaling and other services to PBF Holding at the East Coast Terminals, with fees ranging from $0.10 to $1.25 per barrel based on services provided, with additional flat rate fees for certain unloading/loading activities at the terminal.
The tank lease agreements contain minimum requirements for the amount of leased tank capacity contracted by PBF Holding. Additionally, the fees under each commercial agreement are indexed for inflation based on the changes in the U.S Consumer Price Index for All Urban Consumers (the “CPI-U”). Each of these commercial agreements also include automatic renewal options ranging from 3 months to 1 year terms, unless written notice is provide by either PBFX or PBF Holding 30 days prior to the end of the previous term.
The Contributed Assets
The commercial agreements entered into during the year ended December 31, 2015 and 2014 with PBFX related to the Contributed Assets have initial terms ranging from approximately seven to ten years, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015, and include:
•a rail terminaling services agreement with PBFX, with an initial term of approximately seven years, under which PBFX provides terminaling services at the DCR Rail Terminal (the "DCR Terminaling Agreement");
•a truck unloading and terminaling services agreement with PBFX, with an initial term of approximately seven years, under which PBFX provides terminaling services at the Toledo Truck Terminal (the "Toledo Terminaling Agreement");
•a terminaling services agreement, with an initial term of approximately seven years, under which PBFX provides rail terminaling services at the DCR West Rack (the "West Ladder Rack Terminaling Agreement"); and
•a storage and terminaling services agreement, with an initial term of ten years, under which PBFX provides storage and terminaling services at the Toledo Storage Facility (the "Toledo Storage Facility Storage and Terminaling Agreement").
•a pipeline service agreement with PBFX, with an initial term of approximately ten years, under which PBFX, through Delaware Pipeline Company (“DPC”), provides pipeline services at the Delaware City Products Pipeline (the “Delaware City Pipeline Services Agreement”);

•a truck loading service agreement with PBFX, with an initial term of approximately ten years, under which PBFX, through Delaware City Logistics Company LLC (“DCLC”), provides terminaling services at the Delaware City Truck Rack (the “Delaware City Truck Loading Services Agreement”).
Each of these commercial agreements related to the Contributed Assets contain minimum volume commitments. Additionally, the storage and terminaling services agreement contains minimum requirements for the amount of storage contracted by PBF Holding. The fees under each commercial agreement are indexed for inflation and the agreements give PBF Holding the option to renew for two additional five-year terms following the expiration of the initial term.
Other Agreements
In addition to the commercial agreements described above, PBF Holding also entered into an omnibus agreement with PBFX, PBF GP and PBF LLC, which addresses the payment of an annual fee, in the amount of $2,350 per year, for the provision of various general and administrative services, among other matters, and an operations and management services and secondment agreement with PBFX under which PBFX reimburses PBF Holding for the provision of certain operational services to PBFX in support of its operations, including operational services performed by certain of PBF Holding's field-level employees.
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, Inc., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets. The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding.
Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. Also included in the acquisition are a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility.
The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus inventory and working capital of $246.0 million, which was finalized in the first quarter of 2016. The transaction was financed through a combination of cash on hand and borrowings under the Company’s Revolving Loan.
Amended and Restated Asset Based Revolving Credit Facility
On an ongoing basis, the Third Amended and Restated Revolving Credit Agreement ("Revolving Loan") is available to be used for working capital and other general corporate purposes. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2.60 billion and $2.64 billion, respectively, in accordance with its accordion feature.
Senior Secured Notes Offering
On November 24, 2015, PBF Holding and PBF Finance Corporation issued $500.0 million in aggregate principal amount of 7.0% senior secured notes due 2023 (the "2023 Senior Secured Notes"). The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses. The Company used the proceeds for general corporate purposes, including to fund a portion of the purchase price for the Torrance Acquisition.
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
On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity from March 31, 2016 to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the unused portion of the Rail Facility. Additionally, the total commitment amount was reduced further to $100.0 million in 2016, and the Rail Facility was amended again on July 15, 2016 to, among other things, extend the maturity from April 29, 2017 to October 31, 2017. The amendment also reduced the aggregate commitment to the amount outstanding, therefore, eliminating the commitment fee, and requires the Company to repay $20.0 million of the outstanding balance on or prior to January 1, 2017. At any time prior to maturity PBF Rail may repay any advances without premium or penalty.
J. Aron Intermediation Agreements
On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements (the "A&R Intermediation Agreements") with J. Aron & Company ("J. Aron") pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products (the "Products") produced by the Paulsboro and Delaware City refineries (the "Refineries"), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
Crude Oil Acquisition Agreement Terminations
Effective December 31, 2015, our crude oil supply agreement with Statoil for the Delaware City refinery expired. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers, including Saudi Aramco and others, on the spot market or through term agreements. Subsequent to the Chalmette Acquisition, we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries.

Results of Operations
The following tables reflect our financial and operating highlights for the three and six months ended June 30, 2016 and 2015 (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$3,855,773	$3,550,664	$6,655,958	$6,545,800
Cost of sales, excluding depreciation	3,284,748	3,026,975	5,730,731	5,556,015
	571,025	523,689	925,227	989,785
Operating expenses, excluding depreciation	271,539	192,150	568,178	425,527
General and administrative expenses	38,091	35,783	71,360	68,313
Loss (gain) on sale of assets	3,222	(632)	3,222	(991)
Depreciation and amortization expense	48,919	47,015	103,212	93,274
Income from operations	209,254	249,373	179,255	403,662
Change in fair value of catalyst leases	(1,748)	1,949	(4,633)	3,988
Interest expense, net	(31,279)	(22,955)	(64,550)	(44,027)
Income before income taxes	176,227	228,367	110,072	363,623
Income tax (benefit) expense	(5,277)	—	26,996	—
Net income	181,504	228,367	83,076	363,623
Less: net income attributable to noncontrolling interests	90	—	393	—
Net income attributable to PBF Holding Company LLC	$181,414	$228,367	$82,683	$363,623

Gross margin	$251,946	$287,028	$256,913	$476,531
Gross refining margin (1)	571,025	523,689	925,227	989,785

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Key Operating Information
Production (bpd in thousands)	702.7	492.6	678.0	472.5
Crude oil and feedstocks throughput (bpd in thousands)	698.1	491.1	674.0	479.5
Total crude oil and feedstocks throughput (millions of barrels)	63.5	44.7	122.7	86.8
Gross margin per barrel of throughput	$3.96	$6.42	$2.09	$5.49
Gross refining margin, excluding special items, per barrel of throughput (1)	$6.50	$9.35	$5.77	$9.93
Refinery operating expenses, excluding depreciation, per barrel of throughput	$4.27	$4.30	$4.63	$4.90

Crude and feedstocks (% of total throughput) (2):
Heavy crude	18%	13%	16%	14%
Medium crude	44%	48%	47%	47%
Light crude	27%	28%	25%	28%
Other feedstocks and blends	11%	11%	12%	11%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	47%	45%	48%	47%
Distillates and distillate blendstocks	32%	36%	31%	36%
Lubes	1%	1%	1%	1%
Chemicals	4%	3%	4%	3%
Other	16%	15%	16%	13%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars per barrel, except as noted)
Dated Brent Crude	$45.65	$62.01	$40.08	$58.21
West Texas Intermediate (WTI) crude oil	$45.53	$57.85	$39.64	$53.25
Light Louisiana Sweet (LLS) crude oil	$47.39	$62.93	$41.51	$57.97
Crack Spreads
Dated Brent (NYH) 2-1-1	$15.32	$19.83	$13.30	$17.83
WTI (Chicago) 4-3-1	$16.51	$20.57	$12.77	$18.05
LLS (Gulf Coast) 2-1-1	$10.76	$15.01	$9.76	$14.32
Crude Oil Differentials
Dated Brent (foreign) less WTI	$0.11	$4.16	$0.44	$4.97
Dated Brent less Maya (heavy, sour)	$7.83	$6.70	$7.94	$8.39
Dated Brent less WTS (sour)	$0.96	$3.44	$0.95	$5.09
Dated Brent less ASCI (sour)	$3.67	$2.66	$3.96	$4.10
WTI less WCS (heavy, sour)	$11.75	$8.29	$11.55	$10.12
WTI less Bakken (light, sweet)	$0.43	$2.14	$0.98	$3.61
WTI less Syncrude (light, sweet)	$(2.72)	$(4.02)	$(3.56)	$(2.27)
Natural gas (dollars per MMBTU)	$2.25	$2.74	$2.11	$2.77
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Overview— Net income was $181.5 million for the three months ended June 30, 2016 compared to net income of $228.4 million for the three months ended June 30, 2015.
Our results for the three months ended June 30, 2016 were positively impacted by a non-cash special item consisting of an inventory lower of cost or market ("LCM") adjustment of approximately $157.8 million. Our results for the three months ended June 30, 2015 were positively impacted by an inventory LCM adjustment of approximately $106.0 million. These LCM adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM reserve, our results were negatively impacted by lower crack spreads, increased costs to comply with the Renewable Fuel Standard and higher interest costs, offset by a positive earnings contribution from the Chalmette refinery and higher throughput in the Mid-Continent.
Revenues— Revenues totaled $3.9 billion for the three months ended June 30, 2016 compared to $3.6 billion for the three months ended June 30, 2015, an increase of approximately $0.3 billion, or 8.6%. Revenues per barrel were $60.70 and $79.46 for the three months ended June 30, 2016 and 2015, respectively, a decrease of 23.6% directly related to lower hydrocarbon commodity prices. For the three months ended June 30, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 351,700 bpd, 174,200 bpd and 172,200 bpd, respectively. For the three months ended June 30, 2015, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 349,000 bpd and 142,100 bpd, respectively. The throughput rates at our East Coast refineries in 2016 compared to 2015 remained relatively consistent for the periods presented while the increase in throughput at our Mid-Continent refinery is due to unplanned downtime in the second quarter of 2015. Our Gulf Coast refinery was not acquired until the fourth quarter of 2015. For the three months ended June 30, 2016, the total barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 385,300 bpd, 180,000 bpd and 211,800 bpd, respectively. For the three months ended

June 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 372,300 bpd and 151,000 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $251.9 million, or $3.96 per barrel of throughput, for the three months ended June 30, 2016 compared to $287.0 million, or $6.42 per barrel of throughput, for the three months ended June 30, 2015, a decrease of $35.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $571.0 million, or $8.98 per barrel of throughput ($413.2 million, or $6.50 per barrel of throughput, excluding the impact of special items), for the three months ended June 30, 2016 compared to $523.7 million, or $11.72 per barrel of throughput ($417.7 million or $9.35 per barrel of throughput excluding the impact of special items) for the three months ended June 30, 2015, an increase of approximately $47.3 million. Excluding the impact of special items, gross margin and gross refining margin decreased primarily due to lower crack spreads as persistent above-average refined product inventory levels weighed on margins, unfavorable movements in certain crude differentials, and increased costs to comply with the Renewable Fuel Standard, partially offset by higher throughput rates in the Mid-Continent and positive margin contributions from the Chalmette refinery acquired in the fourth quarter of 2015. Costs to comply with our obligation under the Renewable Fuel Standard, excluding our Gulf Coast refinery, totaled $70.1 million for the three months ended June 30, 2016 compared to $36.1 million for the three months ended June 30, 2015. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $157.8 million resulting from the change in crude oil and refined product prices from the end of the first quarter of 2016 to the end of the second quarter of 2016 which, while remaining below historical costs, increased since the prior quarter. The non-cash LCM adjustment increased gross margin and gross refining margin by approximately $106.0 million in the three months ended June 30, 2015.
Average industry refining margins in the Mid-Continent were weaker during the three months ended June 30, 2016 as compared to the same period in 2015. The WTI (Chicago) 4-3-1 industry crack spread was approximately $16.51 per barrel or 19.7% lower in the three months ended June 30, 2016 as compared to $20.57 per barrel in the same period in 2015. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential. Alternatively, those margins were positively impacted by an improving WTI/Syncrude differential, which averaged a premium of $2.72 per barrel during the three months ended June 30, 2016 as compared to a premium of $4.02 per barrel in the same period of 2015.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $15.32 per barrel, or 22.7% lower in the three months ended June 30, 2016 as compared to $19.83 per barrel in the same period in 2015. The Dated Brent/WTI differential was $4.05 lower in the three months ended June 30, 2016 as compared to the same period in 2015. In addition, the WTI/Bakken differential was approximately $1.71 per barrel less favorable in the three months ended June 30, 2016 as compared to the same period in 2015. Reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $271.5 million, or $4.27 per barrel of throughput, for the three months ended June 30, 2016 compared to $192.2 million, or $4.30 per barrel of throughput, for the three months ended June 30, 2015, an increase of $79.3 million, or 41.3%. The increase in operating expenses was mainly attributable to the operations of the Chalmette refinery acquired in November 2015 which totaled approximately $83.0 million for the quarter. In addition, higher salary and benefits expenses for the quarter due to increased headcount, primarily due to the Chalmette Acquisition, were offset by lower maintenance, energy and utility expenses.
General and Administrative Expenses— General and administrative expenses totaled $38.1 million for the three months ended June 30, 2016 compared to $35.8 million for the three months ended June 30, 2015, an increase of approximately $2.3 million or 6.4%. The increase in general and administrative expenses primarily relates to acquisition-related costs for outside and professional services incurred in support of the Torrance Acquisition and higher equity compensation expense of $5.6 million related to additional equity based award grants and the retirement of PBF Energy's Executive Chairman partially offset by reduced employee related expenses of $6.3 million mainly due to lower incentive compensation expense. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss (gain) on Sale of Assets— There was a loss of $3.2 million on the sale of assets for the three months ended June 30, 2016 relating to the sale of railcars in the second quarter of 2016 as compared to a gain of $0.6 million for the three months ended June 30, 2015 which related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $48.9 million for the three months ended June 30, 2016 compared to $47.0 million for the three months ended June 30, 2015, an increase of $1.9 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Chalmette Acquisition and a general increase in our fixed asset base due to capital projects completed since the second quarter of 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $1.7 million for the three months ended June 30, 2016 compared to a gain of $1.9 million for the three months ended June 30, 2015. These losses and gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $31.3 million for the three months ended June 30, 2016 compared to $23.0 million for the three months ended June 30, 2015, an increase of approximately $8.3 million. This increase is mainly attributable to higher interest costs associated with the issuance of the 2023 Senior Secured Notes in November 2015 and increased interest expense related to the affiliate notes payable. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes our consolidated financial statements generally do not include a benefit or provision for income taxes for the three months ended June 30, 2016 apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Energy Limited ("PBF Ltd."). The two subsidiaries acquired in connection with the Chalmette Acquisition are treated as C-Corporations for income tax purposes.
The two acquired subsidiaries incurred $0.4 million of current income tax expense for the three months ended June 30, 2016. For the three months ended June, 2016, PBF Holding incurred a current tax benefit and deferred tax benefit in its income statement of $0.1 million and $5.6 million, respectively, attributable to PBF Ltd.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Overview— Net income was $83.1 million for the six months ended June 30, 2016 compared to net income of $363.6 million for the six months ended June 30, 2015.
Our results for the six months ended June 30, 2016 were positively impacted by a non-cash special item consisting of an LCM adjustment of approximately $216.8 million. Our results for the six months ended June 30, 2015 were positively impacted by an inventory LCM adjustment of approximately $127.2 million. These LCM adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM reserve, our results were negatively impacted by unfavorable movements in certain crude oil differentials, lower crack spreads, increased costs to comply with the Renewable Fuel Standard, lower throughput volumes on the East Coast and increased interest costs partially offset by a positive earnings contribution from the Chalmette refinery and higher throughput in the Mid-Continent. Throughput volumes on the East Coast were impacted by approximately two weeks of unplanned downtime as a result of a weather-related loss of power in late January 2016 and a planned coker turnaround at our Delaware City refinery. Given the prevailing market conditions and unplanned downtime during the first quarter, we decided to move forward the scheduled turnaround of the Delaware City coker and other related units which lasted through the remainder of the first quarter of 2016.
Revenues— Revenues totaled $6.7 billion for the six months ended June 30, 2016 compared to $6.5 billion for the six months ended June 30, 2015, an increase of approximately $0.1 billion, or 1.7%. Revenues per barrel were $54.25 and $75.43 for the six months ended June 30, 2016 and 2015, respectively, a decrease of 28.0% directly related to lower hydrocarbon commodity prices. For the six months ended June 30, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 333,900 bpd, 165,900 bpd and 174,200 bpd, respectively. For the six months ended June 30, 2015, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 337,400 bpd and 142,080 bpd, respectively. The decrease in throughput rates at our East Coast refineries in 2016 compared to 2015 is primarily due to the planned and unplanned downtime at our Delaware City refinery as described above. Our Gulf Coast refinery was not acquired until the fourth quarter of 2015. For the six months ended June 30, 2016, the total barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 376,200 bpd, 174,900 bpd and 208,800 bpd, respectively. For the six months ended June 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 367,500 bpd and 154,500 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $256.9 million, or $2.09 per barrel of throughput, for the six months ended June 30, 2016 compared to $476.5 million, or $5.49 per barrel of throughput, for the six months ended June 30, 2015, a decrease of $219.6 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $925.2 million, or $7.54 per barrel of throughput ($708.4 million or $5.77 per barrel of throughput excluding the impact of special items), for the six months ended June 30, 2016 compared to $989.8 million, or $11.40 per barrel of throughput ($862.6 million or $9.93 per barrel of throughput excluding the impact of special items) for the six months ended June 30, 2015, a decrease of approximately $64.6 million. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in certain crude differentials, lower crack spreads as persistent above-average refined product inventory levels weighed on margins, increased costs to comply with the Renewable Fuel Standard, and reduced throughput in the East Coast partially offset by higher throughput rates in the Mid-Continent and positive margin contributions from the Chalmette refinery acquired in the fourth quarter of 2015. Costs to comply with our obligation under the Renewable Fuel Standard, excluding our Gulf Coast refinery, totaled $115.5 million for the six months ended June 30, 2016 compared to $72.9 million for the six months ended June 30, 2015. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $216.8 million resulting from the change in crude oil and refined product prices from the year ended 2015 to the end of the second quarter of 2016 which, while remaining below historical costs, increased since the year end. The non-cash LCM adjustment increased gross margin and gross refining margin by approximately $127.2 million in the second quarter of 2015.
Average industry refining margins in the Mid-Continent were weaker during the six months ended June 30, 2016 as compared to the same period in 2015. The WTI (Chicago) 4-3-1 industry crack spread was approximately $12.77 per barrel or 29.3% lower in the six months ended June 30, 2016 as compared to $18.05 per barrel in the same period in 2015. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential and an adverse WTI/Syncrude differential, which averaged a premium of $3.56 per barrel during the six months ended June 30, 2016 as compared to a premium of $2.27 per barrel in the same period of 2015.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.30 per barrel, or 25.4% lower in the six months ended June 30, 2016 as compared to $17.83 per barrel in the same period in 2015. The Dated Brent/WTI differential and Dated Brent/Maya differential were $4.53 and $0.45 lower, respectively, in the six months ended June 30, 2016 as compared to the same period in 2015. In addition, the WTI/Bakken differential was approximately $2.63 per barrel less favorable in the six months ended June 30, 2016 as compared to the same period in 2015. Reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $568.2 million, or $4.63 per barrel of throughput, for the six months ended June 30, 2016 compared to $425.5 million, or $4.90 per barrel of throughput, for the six months ended June 30, 2015, an increase of $142.7 million, or 33.5%. The increase in operating expenses was mainly attributable to the operating expenses associated with the Chalmette refinery which totaled approximately $160.0 million and an increase in salaries and benefits of $8.4 million for six months ended June 30, 2016, partially offset by decreased energy expenses mainly due to lower natural gas prices of $24.0 million. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.
General and Administrative Expenses— General and administrative expenses totaled $71.4 million for the six months ended June 30, 2016 compared to $68.3 million for the six months ended June 30, 2015, an increase of approximately $3.1 million or 4.5%. The increase in general and administrative expenses primarily relates to acquisition-related outside and professional services incurred in support of the Torrance Acquisition and higher compensation expense of $6.2 million related to additional equity based award grants and the retirement of PBF Energy's Executive Chairman partially offset by reduced employee related expenses of $10.3 million mainly due to lower incentive compensation expense. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss (gain) on Sale of Assets— There was a loss of $3.2 million on sale of assets for the six months ended June 30, 2016 relating to the sale of railcars in the second quarter of 2016 as compared to a gain of $1.0 million for the six months ended June 30, 2015 which related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $103.2 million for the six months ended June 30, 2016 compared to $93.3 million for the six months ended June 30, 2015, an increase of $9.9 million. The increase was primarily a result of additional depreciation expense associated with the assets acquired in the Chalmette Acquisition and a general increase in our fixed asset base due to capital projects completed since the second quarter of 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $4.6 million for the six months ended June 30, 2016 compared to a gain of $4.0 million for the six months ended June 30, 2015. These losses and gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $64.6 million for the six months ended June 30, 2016 compared to $44.0 million for the six months ended June 30, 2015, an increase of approximately $20.6 million. This increase is mainly attributable to higher interest costs associated with the issuance of the 2023 Senior Secured Notes in November 2015 and increased interest expense related to the affiliate notes payable partially offset by lower letter of credit fees. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes our consolidated financial statements generally do not include a benefit or provision for income taxes for the six months ended June 30, 2016 apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining in the fourth quarter of 2015 and its wholly-owned Canadian subsidiary, PBF Energy Limited ("PBF Ltd."). The two subsidiaries acquired in connection with the Chalmette Acquisition are treated as C-Corporations for income tax purposes.

The two acquired subsidiaries incurred $1.2 million of current of income tax expense for the six months ended June 30, 2016. For the six months ended June 30, 2016, PBF Holding incurred a current tax benefit and deferred tax charge in its income statement of $0.1 million and $25.9 million, respectively, attributable to PBF Ltd.

Non-GAAP Financial Measures
Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with GAAP ("non-GAAP"). These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.
Special Items
The non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. The special items for the periods presented relate to an LCM adjustment. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and a LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Gross Refining Margin
Gross refining margin is defined as gross margin excluding depreciation and operating expenses related to the refineries. We believe gross refining margin is an important measure of operating performance and provides useful information to investors because it is a helpful metric comparison to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

	Three Months Ended June 30,
	2016		2015
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$251,946	$3.96	$287,028	$6.42
Add: Refinery operating expenses	271,539	4.27	192,150	4.30
Add: Refinery depreciation expense	47,540	0.75	44,511	1.00
Gross refining margin	$571,025	$8.98	$523,689	$11.72
Special items:
Add: Non-cash LCM inventory adjustment (1)	$(157,780)	$(2.48)	$(105,958)	$(2.37)
Gross refining margin excluding special items	$413,245	$6.50	$417,731	$9.35

——————————
(1) During the three months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $157.8 million reflecting the change in the lower of cost or market inventory reserve from $1,058.3 million at March 31, 2016 to $900.5 million at June 30, 2016. During the three months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $106.0 million reflecting the change in the lower of cost or market inventory reserve from $668.9 million at March 31, 2015 to $562.9 million at June 30, 2015. The net impact of these LCM inventory adjustments are included in operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

	Six Months Ended June 30,
	2016		2015
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$256,913	$2.09	$476,531	$5.49
Add: Refinery operating expenses	568,178	4.63	425,527	4.90
Add: Refinery depreciation expense	100,136	0.82	87,727	1.01
Gross refining margin	$925,227	$7.54	$989,785	$11.40
Special items:
Add: Non-cash LCM inventory adjustment (1)	(216,843)	(1.77)	(127,166)	(1.47)
Gross refining margin excluding special items	$708,384	$5.77	$862,619	$9.93

——————————
(1) During the six months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $216.8 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $900.5 million at June 30, 2016. During the six months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $127.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $562.9 million at June 30, 2015. The net impact of these LCM inventory adjustments are included in operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

EBITDA and Adjusted EBITDA
Our management uses EBITDA (earnings before interest, income taxes, depreciation and amortization) and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our board of directors, creditors, analysts and investors concerning our financial performance. Our outstanding indebtedness for borrowed money and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.
EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products, and the write down of inventory to the LCM. Other companies, including other companies in our industry, may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA and Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.
The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

Reconciliation of net income to EBITDA:
Net income	$181,504	$228,367	$83,076	$363,623
Add: Depreciation and amortization expense	48,919	47,015	103,212	93,274
Add: Interest expense, net	31,279	22,955	64,550	44,027
Add: Income tax expense	(5,277)	—	26,996	—
EBITDA	$256,425	$298,337	$277,834	$500,924
Special Items:
Less: Non-cash LCM inventory adjustment (1)	(157,780)	(105,958)	(216,843)	(127,166)
EBITDA excluding special items	$98,645	$192,379	$60,991	$373,758

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$256,425	$298,337	$277,834	$500,924
Add: Stock based compensation	7,378	1,756	9,999	3,781
Add: Non-cash change in fair value of catalyst lease obligations	1,748	(1,949)	4,633	(3,988)
Less: Non-cash LCM inventory adjustment (1)	(157,780)	(105,958)	(216,843)	(127,166)
Adjusted EBITDA	$107,771	$192,186	$75,623	$373,551

______________
(1) During the three months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $157.8 million reflecting the net change in the lower of cost or market inventory reserve from $1,058.3 million at March 31, 2016 to $900.5 million at June 30, 2016. During the three months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $106.0 million reflecting the net change in the lower of cost or market inventory reserve from $668.9 million at March 31, 2015 to $562.9 million at June 30, 2015.
During the six months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $216.8 million reflecting the net change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $900.5 million at June 30, 2016. During the six months ended June 30, 2015 the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $127.2 million reflecting the net change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $562.9 million at June 30, 2015.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries' capital expenditures, working capital, distribution payments and debt service requirements for the next twelve months. On July 1, 2016, we closed the Torrance Acquisition with a combination of cash on hand including proceeds from PBF Energy's October 2015 Equity Offering and the 2023 Senior Secured Notes offering and borrowings under our Revolving Loan. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $147.8 million for the six months ended June 30, 2016 compared to net cash provided by operating activities of $295.3 million for the six months ended June 30, 2015. Our operating cash flows for the six months ended June 30, 2016 included our net income of $83.1 million, plus net non-cash charges relating to depreciation and amortization of $107.9 million, change in the fair value of our inventory repurchase obligations of $26.2 million, deferred income taxes of $27.1 million, pension and other post retirement benefits costs of $15.4 million, a change in the fair value of our catalyst lease of $4.6 million and equity-based compensation of $10.0 million and loss on sale of assets of $3.2 million, partially offset by a net non-cash benefit of $216.8 million relating to a LCM adjustment. In addition, net changes in working capital reflected sources of cash of $87.2 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivables. Our operating cash flows for the six months ended June 30, 2015 included our net income of $363.6 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $89.2 million, depreciation and amortization of $97.4 million, pension and other post retirement benefits costs of $12.9 million and stock-based compensation of $3.8 million, partially offset by a net non-cash benefit of $127.2 million relating to a LCM inventory adjustment, changes in the fair value of our catalyst lease obligations of $4.0 million and gain on sale of assets of $1.0 million. In addition, net changes in working capital reflected uses of cash of $139.4 million driven by the timing of inventory purchases, payments for accrued expenses and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $233.8 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $114.3 million for the six months ended June 30, 2015. The net cash flows used in investing activities for the six months ended June 30, 2016 was comprised of capital expenditures totaling $110.0 million, expenditures for refinery turnarounds of $106.6 million, expenditures for other assets of $21.3 million and a final net working capital settlement of $2.7 million associated with the acquisition of the Chalmette refinery, partially offset by $6.9 million of proceeds from sale of assets. Net cash used in investing activities for the six months ended June 30, 2015 was comprised of capital expenditures totaling $224.0 million, expenditures for refinery turnarounds of $22.9 million and expenditures for other assets of $5.4 million, partially offset by $138.1 million in proceeds from the sale of railcars.
Cash Flows from Financing Activities
Net cash provided by financing activities was $481.5 million for the six months ended June 30, 2016 compared to net cash provided by financing activities of $36.1 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, net cash provided by financing activities consisted primarily of proceeds from the Revolving Loan of $550.0 million and a net increase of $0.1 million in proceeds from affiliate notes payable partially offset by $61.7 million of distributions to members. For the six months ended June 30, 2015, net cash provided by financing activities consisted primarily of $30.0 million of proceeds from affiliate notes payable and $6.1 million of net proceeds from the Rail Facility.
Liquidity
As of June 30, 2016, our total liquidity was approximately $1,765.8 million, compared to total liquidity of approximately $1,514.5 million as of December 31, 2015. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Revolving Loan.
In addition, PBF Holding had borrowing capacity of $39.5 million and $82.5 million under the Rail Facility to fund the acquisition of Eligible Railcars as of June 30, 2016 and December 31, 2015.
Working Capital
Working capital for PBF Holding at June 30, 2016 was $1,584.3 million, consisting of $3,318.1 million in total current assets and $1,733.9 million in total current liabilities. Working capital at December 31, 2015 was $1,120.6 million, consisting of $2,580.9 million in total current assets and $1,460.3 million in total current liabilities. As of June 30, 2016, our Cash and cash equivalents included $998.5 million of cash held in an escrow account for the Torrance Acquisition which was partially funded by borrowings under our Revolving Loan which are not included in current liabilities.
Capital Spending
Net capital spending was $233.8 million for the six months ended June 30, 2016, which primarily included turnaround costs, safety related enhancements, facility improvements at the refineries and the final working capital settlement associated with the Chalmette Acquisition. We currently expect to spend an aggregate of approximately between $500.0 to $525.0 million in net capital expenditures during 2016 for facility improvements and refinery maintenance and turnarounds.
As noted in “Business Developments”, on July 1, 2016 we acquired the Torrance refinery, and related logistic assets. The purchase price for the Torrance Acquisition was $537.5 million in cash, plus preliminary working capital of $460.9, which is subject to final valuation within ninety days of closing. The transaction was financed through a combination of cash on hand including proceeds from PBF Energy's October 2015 Equity Offering and the 2023 Senior Secured Notes offering and borrowings under the Company's existing Revolving Loan.
Crude and Feedstock Supply Agreements
We previously acquired crude oil for our Delaware City refinery under a supply agreement whereby Statoil generally purchased the crude oil requirements for the refinery on our behalf and under our direction. Our agreement with Statoil for Delaware City was terminated effective December 31, 2015, at which time we began to fully source Delaware City's crude oil and feedstocks independently. Additionally, for our purchases of crude oil under our agreement with Saudi Aramco, similar to our purchases of other foreign waterborne crudes, we post letters of credit and arrange for shipment. We pay for the crude when we are invoiced and the letters of credit have been lifted.
We have crude and feedstock supply agreements with PDVSA to supply 40,000 to 60,000 bpd of crude oil that can be processed at any of our East and Gulf Coast refineries.
Inventory Intermediation Agreements
We entered into two separate Inventory Intermediation Agreements (the "Intermediation Agreements") with J. Aron & Company ("J. Aron") on June 26, 2013, which commenced upon the termination of the product offtake agreements with MSCG. On May 29, 2015, we entered into amended and restated inventory intermediation agreements (the "A&R Intermediation Agreements") with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products (the "Products") produced by the Paulsboro and Delaware City refineries (the "Refineries"), respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell independently to third parties.
At June 30, 2016, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $371.0 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2016, other than outstanding letters of credit in the amount of approximately $420.9 million and operating leases.
Distribution Policy
On July 29, 2016 the Board of Directors of PBF Energy declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 23, 2016 to Class A common stockholders of record at the close of business on August 9, 2016. PBF Holding intends, if necessary, to make a distribution of $30.8 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including

PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
As of June 30, 2016, we had $1,765.8 million of unused borrowing availability, which includes our cash and cash equivalents of $1,310.2 million, under the Revolving Loan to fund our operations, if necessary. Accordingly, as of June 30, 2016, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.
Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of June 30, 2016, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy's intended distribution policy.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes in commodity prices and interest rates. Our primary commodity price risk is associated with the difference between the prices we sell our refined products and the prices we pay for crude oil and other feedstocks. We may use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, natural gas, interest rates, or to capture market opportunities.
Commodity Price Risk
Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, crude oil, other feedstocks, refined products and natural gas. The supply of and demand for these commodities depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive and alternative fuels, and the extent of government regulation. As a result, the prices of these commodities can be volatile. Our revenues fluctuate significantly with movements in industry refined product prices, our cost of sales fluctuates significantly with movements in crude oil and feedstock prices and our operating expenses fluctuate with movements in the price of natural gas. We manage our exposure to these commodity price risks through our supply and offtake agreements as well as through the use of various commodity derivative instruments.
We may use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and feedstocks, finished products and natural gas outside of our supply and offtake agreements. The derivative instruments we use include physical commodity contracts and exchange-traded and over-the-counter financial instruments. We mark-to-market our commodity derivative instruments and recognize the changes in their fair value in our statements of operations.
At June 30, 2016 and December 31, 2015, we had gross open commodity derivative contracts representing 36.3 million barrels and 44.2 million barrels, respectively, with an unrealized net gain of $14.5 million and $46.1 million, respectively. The open commodity derivative contracts as of June 30, 2016 expire at various times during 2016.
We carry inventories of crude oil, intermediates and refined products ("hydrocarbon inventories") on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 24.1 million barrels and 26.8 million barrels at June 30, 2016 and December 31, 2015, respectively. The average cost of our hydrocarbon inventories was approximately $88.97 and $83.55 per barrel on a LIFO basis at June 30, 2016 and December 31, 2015, respectively, excluding the impact of LCM adjustments of approximately $900.5 million and $1,117.3 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 52 million MMBTUs of natural gas amongst our four refineries as of June 30, 2016. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $52.0 million.

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
Interest Rate Risk
The maximum availability under our Revolving Loan is $2.64 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the Revolving Loan. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. If this facility were fully drawn, a one percent change in the interest rate would increase or decrease our interest expense by approximately $26.4 million annually.
In addition, the Rail Facility bears interest at a variable rate and exposes us to interest rate risk. Maximum availability under the Rail Facility as of June 30, 2016 was $100.0 million. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $1.0 million change in our interest expense, assuming the $100.0 million available under the Rail Facility were fully drawn.
We also have interest rate exposure in connection with our A&R Intermediation Agreements under which we pay a time value of money charge based on LIBOR.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBF Holding maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Holding's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based on that evaluation, PBF Holding's principal executive officer and the principal financial officer have concluded that PBF Holding's disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On November 1, 2015, we completed the acquisition of Chalmette Refining. We are in the process of integrating Chalmette Refining's operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of Chalmette Refining. We expect the integration of Chalmette Refining's operations, including internal controls over financial reporting to be complete in the year ending December 31, 2016. Chalmette Refining accounts for 8% of the Company's total assets and 27% of total revenues of the Company as of and for the quarter ended June 30, 2016.
Management has not identified any other changes in PBF Holding's internal controls over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over our financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control ("DNREC") issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve the assessment. It is possible that DNREC will assess a penalty in this matter but any such amount is not expected to be material to the Company.
As of November 1, 2015, the Company acquired Chalmette Refining, which was in discussions with the Louisiana Department of Environmental Quality ("LDEQ") to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty (the "Order") covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, the enforcement of which has been suspended while negotiations are ongoing, which may include the resolution of deviations outside the periods covered by the Order. It is possible that LDEQ will assess an administrative penalty against Chalmette Refining, but any such amount is not expected to be material to the Company.
In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. We purchased RINs to satisfy a portion of our obligations under the Renewable Fuels Standard program for calendar year 2012 and had purchased some RINs the EPA considered invalid. We continue to purchase RINs to satisfy our obligations under the RFS program, and on April 11, 2016, we were was notified by the EPA that the EPA’s records indicated that we used potentially invalid RINs generated by one of the companies. The EPA directed us to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. We have retired the invalid RINs and on May 6, 2016, the counterparty who sold the RINs to the Company replaced the RINs. The counterparty has also agreed to indemnify us for certain penalties to the extent imposed by the EPA. On July 28, 2016, the Company and the EPA entered an Administrative Settlement Agreement to resolve the matter which requires the payment of a $250,000 penalty. The Company expects to be reimbursed by the counterparty for this penalty under the indemnification agreement. In any event, the penalty is not expected to have a material effect on its financial condition, results of operations or cash flows.

Item 1A. Risk Factors

The following risk factors supplement and/or update the risk factors previously disclosed in our Annual
Report on Form 10-K for the year ended December 31, 2015:

Risks Relating to Our Business and Industry

We may not be able to successfully integrate the Chalmette Refinery or the Torrance Refinery into our business, or realize the anticipated benefits of these acquisitions.

Following the completion of the Chalmette and Torrance Acquisitions, the integration of these businesses into our operations may be a complex and time-consuming process that may not be successful. Prior to the completion of the Chalmette Acquisition we did not have any operations in the Gulf Coast and prior to the completion of the Torrance Acquisition we did not have any operations in the West Coast. This may add complexity to effectively overseeing, integrating and operating these refineries and related assets. Even if we successfully integrate these businesses into our operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from these acquisitions may prove to be incorrect. These acquisitions involve risks, including:

• unexpected losses of key employees, customers and suppliers of the acquired operations;
• challenges in managing the increased scope, geographic diversity and complexity of our operations;
• diversion of management time and attention from our existing business;
• liability for known or unknown environmental conditions or other contingent liabilities and greater than anticipated expenditures required for compliance with environmental, safety or other regulatory standards or for investments to improve operating results; and
• the incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets.

In connection with our recently completed Chalmette and Torrance acquisitions, we did not have access to all of the type of historical financial information that we may require regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of these significant acquisitions on our financial performance until we have operated the acquired refineries for a substantial period of time.

Regulation of emissions of greenhouse gases could force us to incur increased capital and operating costs and could have a material adverse effect on our results of operations and financial condition.

Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases ("GHG"), such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA is taking steps to regulate GHGs under the existing federal Clean Air Act (the "CAA"). The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards. Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.

In addition, in certain states multiple legislative and regulatory measures to address greenhouse gas and other emissisons are in various phases of consideration or implementation. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, Assembly Bill 32 requires the state to reduce its GHG emissions to 1990 levels by 2020. Two regulations implemented to achieve this goal are Cap-and-Trade and the Low Carbon Fuel Standard (“LCFS”). In 2012, the California Air Resource Board (“CARB”) implemented Cap-and-Trade. This program currently places a cap on GHGs and we are required to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline and diesel. In 2009, CARB adopted the LCFS, which requires a 10% reduction in the carbon intensity of gasoline and diesel by 2020. Compliance is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or we are unable to pass through costs to our customers, we have to pay a higher price for credits or if we are otherwise unable to meet our compliance obligations, our financial condition and results of operations could be adversely affected.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1 (1)
Consulting Agreement between PBF Investments LLC and Thomas D. O'Malley effective July 1, 2016 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s Current Report on Form 8-K dated May 27, 2016 (File No. 001-35764))

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (2)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (2)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.
(1)	Indicates management compensatory plan or arrangement.
(2)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date	August 12, 2016	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	August 12, 2016	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1 (1)
Consulting Agreement between PBF Investments LLC and Thomas D. O'Malley effective July 1, 2016 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s Current Report on Form 8-K dated May 27, 2016 (File No. 001-35764))

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (2)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (2)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.
(1)	Indicates management compensatory plan or arrangement.
(2)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.